Form 10-Q
period 2019-06-30
Golden Developing Solutions, Inc.
filed 2019-08-19
CIK 1736865

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56051

GOLDEN DEVELOPING SOLUTIONS, INC.

(Exact name of registrant issuer as specified in its charter)

Nevada	82-2911016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 E Mississippi Ave, Suite 315 Denver, CO 80246
(Address of principal executive offices)

855-590-9949
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2019
Common Stock, $.0001 par value	814,426,284

i

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
Current Assets:
Cash and cash equivalents	$131,926	$12,463
Accounts receivable, net	292,585	5,580
Inventory	284,700	91,931
Deposit on equipment	100,000	-
Other current assets	5,000	-

Total current assets	814,211	109,974

Property and Equipment, net	50,061	17,051
Right of use asset - operating leases	1,009,312	-
Intangible assets, net	3,424,521	3,863,771
Goodwill	9,902,256	4,986,636
Other assets	58,749	-

Total assets	$15,259,110	$8,977,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$497,049	$93,423
Deferred revenue	58,690	43,207
Right of use liabilities - operating leases short-term	208,481	-
Due to sellers of Insuionz LLC	171,053	-
Notes payable - related party	46,909	69,788
Acquisition notes payable - short-term	4,759,489	3,769,489
Note payable, net of discount and deferred financing costs	30,502	45,978

Total current liabilities	5,772,173	4,021,885

Acquisition notes payable - long-term	1,100,000	-
Right of use liabilities - operating leases, net of current portion	778,977	-

Total liabilities	7,651,150	4,021,885

Shareholders’ equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	-	-
Common stock, 975,000,000 shares authorized, $0.0001 par value, 814,426,284 and 544,842,571 issued and outstanding, respectively	81,442	54,484
Additional paid-in capital	11,622,692	6,582,320
Accumulated deficit	(4,092,510)	(1,678,091)

Total stockholders’ equity attributable to Golden Developing Solutions, Inc. stockholders	7,611,624	4,958,713
Noncontrolling interest	(3,664)	(3,166)
Total stockholders’ equity	7,607,960	4,955,547

Total liabilities and stockholders’ equity	$15,259,110	$8,977,432

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue - product sales	$1,553,639	$-	$1,761,621	$-
Revenue - Services	414,726	-	766,003	-
Total Revenue	1,968,365	-	2,527,624	-

Cost of revenue - product sales	(764,819)	-	(932,010)	-
Cost of revenue - services	(273,418)	-	(532,311)	-
Total cost of revenue	(1,038,237)	-	(1,464,321)	-

Gross profit	930,128	-	1,063,303	-

OPERATING EXPENSES:
Professional fees	41,378	13,448	116,304	39,349
General and administrative	1,565,596	99,720	3,039,085	107,938

Total operating expenses	1,606,974	113,168	3,155,389	147,287

LOSS FROM OPERATIONS	(676,846)	(113,168)	(2,092,086)	(147,287)

OTHER INCOME (EXPENSE)
Interest expense, net	(168,961)	(1,541)	(322,831)	(3,065)

NET LOSS	$(845,807)	$(114,709)	$(2,414,917)	$(150,352)

Net loss attributed to noncontrolling interest	302	-	498	-

Net loss attributed to Golden Developing Solutions, Inc.	$(845,505)	$(114,709)	$(2,414,419)	$(150,352)

Net loss per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and dilutive	794,114,930	95,208,026	701,067,026	95,208,026

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2018	1	$-	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	-	-	69,000,000	6,900	714,100	-	721,000	-	721,000

Common shares issued for acquisition	-	-	147,250,382	14,725	2,585,275	-	2,600,000	-	2,600,000

Stock-based compensation	-	-	-	-	796,808	-	796,808	-	796,808

Net loss						(1,568,914)	(1,568,914)	(196)	(1,569,110)

Balance March 31, 2019	1	$-	761,092,953	$76,109	$10,678,503	$(3,247,005)	$7,507,607	$(3,362)	$7,504,245

Common shares issued for cash	-	-	53,333,331	5,333	792,767	-	798,100	-	798,100

Measurement period adjustment	-	-	-	-	35,782	-	35,782	-	35,782

Stock-based compensation	-	-	-	-	115,640	-	115,640	-	115,640

Net loss						(845,505)	(845,505)	(302)	(845,807)

Balance June 30, 2019	1	$-	814,426,284	$81,442	$11,622,692	$(4,092,510)	$7,611,624	$(3,664)	$7,607,960

Balance December 31, 2017	-	$-	95,208,026	$9,521	$46,866	$(82,878)	$(26,491)	$-	$(26,491)

Contributions to capital by related party	-	-	-	-	25,680	-	25,680	-	25,680

Net loss	-	-	-	-	-	(35,643)	(35,643)	-	(35,643)

Balance March 31, 2018	-	$-	95,208,026	$9,521	$72,546	$(118,521)	$(36,454)	$-	$(36,454)

Contributions to capital by related party	-	-	-	-	1,541	-	1,541	-	1,541

Preferred shares issued for cash	1	-	-	-	$232,500	$-	232,500	-	232,500

Net loss	-	-	-	-	-	(114,709)	(114,709)	-	(114,709)

Balance June 30, 2018	1	$-	95,208,026	$9,521	$306,587	$(233,230)	$82,878	$-	$82,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,414,917)	$(150,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	445,224	402
Stock-based compensation	912,448	-
Amortization of right of use assets - operating leases	45,253
Amortization of debt discount and deferred financing costs	33,418	-
Net Changes in:
Accounts receivable	(287,005)	-
Inventory	(102,036)	(83,373)
Deposit on equiment	(100,000)	-
Other current assets	(5,000)	-
Accounts payable and accrued expenses	403,626	38,000
Due to Infusionz sellers	171,053	-
Deferred revenue	15,483	-
Deposit on acquisition	-	(50,000)
Other assets	(58,749)	-
Right of use liabilities - operating leases	(67,107)	-
Net cash used in operating activities	(1,008,309)	(245,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,555)	(12,068)
Net cash used in investing activities	(9,555)	(12,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	70,025
Payments on related party loans	(22,879)	-
Proceeds from notes payable	50,000	-
Payments on notes payable	(95,350)	-
Payment of deferred financing costs	(3,544)	-
Payments on acquisition notes payable	(310,000)	-
Net proceeds from the sale of common shares	1,519,100	-
Proceeds from the sale of preferred shares	-	232,500
Net cash provided by financing activities	1,137,327	302,525

NET CHANGE IN CASH AND CASH EQUIVALENTS	119,463	45,134

CASH AND CASH EQUIVALENTS, beginning of period	12,463	-

CASH AND CASH EQUIVALENTS, end of period	$131,926	$45,134

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash activities
Expenses paid by shareholder	$-	$2,000
Contributions to capital by related party	$-	$27,221
Note payable issued for acquisition	$2,400,000	$-
Common Stock issued for acquisition	$2,635,782	$-
ROU assets and operating lese obligations recognized	$1,031,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Golden Developing Solutions, Inc. (the “Company” or “GDS”) was organized as a corporation in Nevada in 1998 as American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2017 as a cannabis-related holding company and intends to make additional acquisitions in the industry in the near future.

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation. The Company also consolidates any variable interest entities for which the Company is the primary beneficiary based on whether the Company has the ability to direct the activities that most significantly impact the entities economic performance.

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC (“Pura Vida”) as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The assets of the joint venture consisted primarily of $91,931 of inventory and $9,252 of property and equipment, net, and the liabilities consisted of $789 of accounts payable as of June 30, 2019. Selling, general and administrative expense includes $996 of expense related to Pura Vida Vitamins, LLC. Subsequent to June 30, 2019, the Company sold its 50% interest in Pura Vida Vitamins, LLC. See Note 8.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

Inventories. Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

As of June 30, 2019, and December 31, 2018, inventory consists of the following components:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$172,477	$36,624
Finished products	112,223	55,307

Total inventory	$284,700	$91,931

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350.

The fair value of the Company’s reporting unit is dependent upon the Company’s estimate of future cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at date of the evaluation.

The financial and credit market volatility directly impacts the Company’s fair value measurement through the Company’s weighted average cost of capital that the Company uses to determine its discount rate and through the Company’s stock price that the Company uses to determine its market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset, no impairment losses were incurred during the six months ended June 30, 2019 and 2018.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018. The Company primarily earns revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows businesses to advertise their location and services offered and allows users of the Company’s website to locate nearby businesses. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognizes revenue from the sales of cannabinoid-based products. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of June 30, 2019.

Revenue is recognized when control of the services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

The Company generates revenue from subscriptions to the Company’s online services and sales of cannabinoid products. Subscription revenue is recognized on a ratable basis over the contract term beginning on the date that the service is made available to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. For subscription revenue, the Company’s performance obligations are recognized over a time period equal to the length of the subscription period, which is generally 30 days. Revenue related to the sales of products are recognized at the point in time at which control transfers to the buyer.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2019, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At June 30, 2019 and December 31, 2018, the Company had $58,690 and $43,207, respectively, in revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Critical Accounting Estimates

Estimates are used to determine the amount of variable consideration in contracts, the standalone selling price among separate performance obligations and the measure of progress for contracts where revenue is recognized over time. The Company reviews and updates these estimates regularly.

Cost of Revenue. Cost of revenue includes costs of managed hosting providers and amortization of acquired software-related intangible assets, and personnel related costs associated with hosting our subscription services, maintenance and testing of the platform and providing technical support to customers. Additionally, cost of revenue includes all costs to purchase and assemble the cannabinoid-based products sold by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $28,008 and $36,218 in the three and six months ended June 30, 2019, and $2,780 during the three and six months ended June 30, 2018.

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the three and six months ended June 30, 2019 and 2018, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

Recently Issued Accounting Standards.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $102,878, with corresponding Right of Use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases. Company does not have any leases classified as a finance lease under ASC 842. See Note 7 for additional information on leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the provisions of the guidance on January 1, 2019 with no material impact on the Company’s consolidated financial statements and disclosures.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of June 30, 2019, the Company had $131,926 cash and $2,527,624 of revenue to meets its ongoing operating expenses, and liabilities of $7,651,150, of which $5,772,173 are due within 12 months.

The financial statements for the six months ended June 30, 2019 and 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ACQUISITIONS

Layer Six Acquisition

On September 18, 2018 the Company completed the purchase of all of the assets of Layer Six Media, Inc. (DBA Where’s Weed) (the “Layer Six Acquisition”), an online and mobile cannabis services hub that focuses on fast, secure and efficient discovery and purchasing of cannabis in both recreational and medical markets in the United States and Canada. The transaction was accounted for as a business combination under ASC 805.

The aggregate consideration of $9,113,636 at closing for the acquisition consisted of:

-	$170,000 cash
-	$80,000 note payable accruing interest at 2% per year and a default rate of 18%, due within ninety dates of the acquisition date. The Company made payments of $19,500 during the six months ended June 30, 2019 with $50,500 due as of June 30, 2019. The Company is in default of this agreement as of June 30, 2019.
-	$750,000 note payable accruing interest at 3% per year and a default rate of 15%, due in three equal monthly payments beginning October 1, 2018. The Company made payments of $190,500 during the six months ended June 30, 2019, with a balance due of $508,989 as of June 30, 2019. The Company is in default of the agreement as of June 30, 2019.
-	$3,000,000 note payable accruing interest at 3% per year and a default rate of 15%, due in twelve equal monthly payments beginning January 1, 2019. No payments have been made to date and the Company is in default of the agreement as of June 30, 2019.
-	170,454,545 shares of common stock, fair value of $5,113,636 based on closing stock price on the date of acquisition

A company controlled by a Director of the Company will receive total payments of $500,000 for his representation of the sellers in the Layer Six Acquisition. The Company will pay a total of $100,000 of this amount directly, with $20,000 paid at closing, an additional $10,000 paid through December 31, 2018 and an additional $19,500 paid during the six months ended June 30, 2019 in connection with the note payable described above. The remaining $400,000 will be paid by the sellers of Layer Six Media, Inc.

The $500,000 fee is related to an agreement between the sellers of Layer Six and the Director for brokering the sale of their business. The entire fee of $500,000 is included as part of the purchase price and not recorded as an expense. The Company did not incur any portion of this broker fee and did not receive any benefit from the services provided by this individual to earn the fee. We further noted that this Director became a director of GDS on September 21, 2018 after the Layer Six Acquisition, and management decided to disclose the fee due to this relationship that occurred after the transaction and due to the size of the fee involved. The $100,000 that the Company is paying related to this fee was recorded as part of the consideration paid for the acquisition. The Company agreed to structure $100,000 of the total purchase consideration paid to be directly to the new Director instead of to the sellers, with $20,000 of initial cash paid at closing and the $80,000 note payable described above. The remaining $400,000 is paid or to be paid by the sellers of Layer Six Media, Inc.

The Company has evaluated what identifiable intangible assets were acquired and the fair value of each, and finalized the fair value of the acquired assets during the current period. The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

	Amount	Estimated Useful Life (years)
Equipment, computers and furniture	$7,000	5
Tradenames and trademarks	270,000	10
Software enterprise platform	2,220,000	5
Customer list	1,630,000	4
Goodwill	4,986,636	n/a
Total purchase price	$9,113,636

The Company entered into employment agreements with three employees of Layer Six Media. Each agreement is for a term of two years, with an annual salary of $150,000 per year. If the employee is terminated without cause, they will receive severance pay of five months salary. One employee’s agreement entitles them to receive annual stock grants on January 1st, in an amount equal to $80,000 divided by the closing price of the Company’s stock price on December 31st. The Company is due to issue 4,210,526 shares of stock for the award vesting on January 1, 2019. The Company recognized $20,000 and $40,000 of stock-based compensation during the three and six months ended June 30, 2019, respectively, for the award expected to vest on January 1, 2020. No shares were issued through June 30, 2019 for these awards.

Infusionz Acquisition

In March 2019, the Company purchased the assets of CBD Infusionz, LLC (“CBD Infusionz”), a Colorado based company (the “Infusions Acquisition”). The Infusions Acquisition was accounted for as a business combination.

The preliminary aggregate consideration for the Infusionz Acquisition was as follows:

Preliminary Amount
147,250,382 shares of common stock	$2,635,782
Note payable	2,400,000
Total consideration transferred	$5,035,782

During the three months ended June 30, 2019, the Company recognized a measurement period adjustment related to the estimated fair value of the common stock issued of $35,782, to reflect the closing price of the Company’s common stock as of the acquisition date.

The note payable is unsecured, bears interest at 3% per year and is due in 24 equal monthly installments beginning in June 2019. The Company paid $100,000 on this note during the six months ended June 30, 2019.

In conjunction with the Infusions Acquisition, the Company agreed to fund the new subsidiary with $300,000 of cash, with $150,000 provided during the six months ended June 30, 2019. These transactions were recorded as intercompany transactions and eliminate upon consolidation. The Company entered into an employment with two employees of CBD Infusionz. The employees will receive a combined total salary of $270,000 per year over the two-year term of the agreement, with automatic one-year renewals thereafter. The Company awarded a total 112,994,350 stock options with exercise prices of $0.018 to two employees of CBD Infusionz, with half vested immediately upon execution of the agreement, and the remainder vesting monthly over a two year term. The options have a 10 year exercise period, and an exercise price based on the closing price of the Company’s stock at the grant date of each award.   See Note 6.

The employment agreements also provide for combined earn out payments of up to $2,000,000 over a period of four years depending on sales targets being met, with $500,000 in each of the four years. The Company determined that these payments qualified as compensation for future services of the sellers.

As part of the acquisition, a company controlled by a Director of the Company will be paid a fee of $150,000 by the sellers of Infusionz, LLC for representation of the sellers of Infusionz, LLC. The $150,000 fee is related to an agreement between the sellers of Infusionz, LLC and the director for brokering the sale of their business. The entire fee of $150,000 is included as part of the purchase price and not recorded as an expense. The Company did not incur any portion of this broker fee and did not receive any benefit from the services provided by this individual to earn the fee.

The Company is evaluating what identifiable intangible assets were acquired and the fair value of each and expects to finalize the fair value of the acquired assets within one year of the acquisition date. The following information summarizes the preliminary allocation of the fair values assigned to the assets at the purchase date:

	Preliminary Amount	Useful Life (years)
Equipment, computers and furniture	$29,429	3
Inventory	90,733	n/a
Right of use assets – operating leases	23,315	n/a
Goodwill	4,915,620	n/a
Right of use liabilities – operating leases	(23,315)	n/a
Net assets acquired	$5,035,782

The results of the Infusionz business are included in the consolidated financial statements effective March 9, 2019. Revenues and Net Loss since the acquisition date included in the consolidated statements of operations are $1,761,621 and $799,767, respectively.

As of June 30, 2019, the Company owed $171,053 to the sellers of the Infusionz business for operations activity funded by them from the acquisition date through June 30, 2019. As a result of the share issuance related to the acquisition of the CBD Infusionz business, these sellers are related parties of the Company.

Unaudited Pro Forma Information

The following schedule contains unaudited pro-forma consolidated results of operations for the three and six months ended June 30, 2019 and 2018 as if the Layer Six Acquisition occurred on January 1, 2017, and as if the Infusionz Acquisition had occurred January 1, 2018. The unaudited pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on those dates, or of results that may occur in the future. The unaudited pro forma results reflect adjustments related to the amortization of the acquired intangible assets, depreciation expense on acquired equipment, stock-based compensation for awards to new employees, salaries for new employees and interest expense on the new debt arising from the acquisitions. The pro forma weighted average shares outstanding for each period assume the shares issued for the Infusionz Acquisition were issued on January 1, 2018 and for the Layer Six Acquisition on January 1, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(unaudited)	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$1,968,365	$404,690	$3,462,888	$640,793
Operating loss	$(676,846)	$(445,487)	$(1,204,006)	$(1,649,838)
Net loss	$(845,505)	$(493,251)	$(1,541,339)	$(1,745,252)
Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Pro forma weighted average shares outstanding	794,114,930	412,912,953	756,387,612	412,912,953

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$322,604	$1,307,396
Tradenames and trademarks	270,000	21,375	248,625
Software enterprise platform	2,220,000	351,500	1,868,500
	$4,120,000	$695,479	$3,424,521

	As of December 31, 2018
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$118,854	$1,511,146
Tradenames and trademarks	270,000	7,875	262,125
Software enterprise platform	2,220,000	129,500	2,090,500
	$4,120,000	$256,229	$3,863,771

Amortization expense for the three and six months ended June 30, 2019 was $219,625 and $439,250, respectively. $222,000 of amortization expenses is included in cost of sales related to the software enterprise platform, with the remainder included in general and administrative expenses. Expected amortization of intangible assets for the remaining year ended December 31, 2019 and for the years through December 31, 2023 is $439,250, $878,500, $878,500, $759,646 and $341,500, respectively, with $127,125 remaining thereafter.

NOTE 5 - NOTES PAYABLE

Notes Payable

During the year ended December 31, 2018, the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds, and must repay $70,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $292 per day and are secured by the future revenue of the Company. The Company made repayments of $36,500 during the six months ended June 30, 2019. The Company recorded a debt discount of $20,000 in 2018 and amortized $10,774 of interest expense for the six months ended June 30, 2019. Additionally, the Company paid deferred financing costs of $3,499 during the year ended December 31, 2018. The Company amortized $1,885 of the deferred costs to interest expense during the six months ended June 30, 2019, leaving a net balance of $22,137 including a principal balance of $32,040.

On January 29, 2019 the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds and must repay $71,500. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $550 per day and are secured by the future revenue of the Company. The Company made repayments of $58,850 during the six months ended June 30, 2019. The Company recorded a debt discount of $21,500 and amortized $17,838 of the discount to interest expense during the six months ended June 30, 2019. Additionally, the Company paid deferred financing costs of $3,544. The Company amortized $2,921 of the deferred costs to interest expense during the six months ended June 30, 2019, leaving a net balance net of $8,365 including a principal balance of $12,650.

Notes Payable related party

In May of 2018 the Company issued a $70,025 note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the six months ended June 30, 2019, $22,879 was repaid resulting in a balance as of June 30, 2019 of $46,909.

NOTE 6 - STOCKHOLDERS EQUITY

During the six months ended June 30, 2018 the CEO paid or contributed $27,211 of expense for the Company’s benefit. The contribution was recorded to Additional Paid in Capital.

In March 2019, the Board of Directors of the Company amended the Company’s articles of incorporation to increase the authorized common shares to 975,000,000. In July 2019, the Board of Directors of the Company amended the Company’s articles of incorporation to increase the authorized common shares to 4,000,000,000 and approved a reverse stock split. As of the date of the filing of this Quarterly Report on Form 10-Q, neither corporate action has yet to be effected.   See Note 8.

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights equal to 350,000,000 shares  of common stock. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

During the three months ended March 31, 2019, the Company issued 69,000,000, shares of common stock in exchange for cash proceeds of $721,000. During the three months ended June 30, 2019, the Company issued 53,333,331 shares of common stock in exchange for cash proceeds of $798,100. The Company also issued 147,250,382 shares of common stock to the sellers of the CBD Infusionz, with a fair value of $2,635,782.

During the year ended December 31, 2018, the Company awarded 20,000,000 shares of common stock in exchange for services. The shares were valued at $500,000, with expense recognized during the year ended December 31, 2018. These shares were not yet issued as of June 30, 2019.

The Company is also due to issue 4,210,526 shares to a seller of the Layer Six business, which have not yet been issued. The Company recognized $80,000 of expense during the year ended December 31, 2018 related to these shares which vested on January 1, 2019. The Company recognized an additional $40,000 of stock-based compensation expense during the six months ended June 30, 2019 for shares to be issued to this employee that will vest on January 1, 2020.

Stock Options

As discussed in Note 3, the Company committed to awarding a total of 112,994,350 stock options to two employees of Infusionz LLC as part of their employment agreements with the Company. The options have an exercise price based on the closing price at the vesting date, a term of 10 years, with half awarded and vesting during the three months ending March 31, 2019 and the remainder vesting in equal monthly installments over a two-year period from the acquisition date. The total fair value of the stock options awarded during the three months ended March 31, 2019 was $776,808 and was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of 70.25% based on a comparable company peer group, expected term of 10 years, risk-free rate of 2.6% and a dividend yield of 0%. During the three months ended June 30, 2019, an additional 6,959,352 options vested, with a fair value of $95,640 estimated using the Black-Scholes option pricing model and the following assumptions: volatility of between 69.8% and 70.2% based on a comparable company peer group, expected term of 10 years, risk-free rate of between 2.1% and 2.5%, and a dividend yield of 0%.

The following summarizes stock option activity during the six months ended June 30, 2019:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	-	$-	$-
Granted	63,456,527	0.018	0.014
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2019	63,456,527	$0.018	$0.014
Exercisable at June 30, 2019	63,456,527	$0.018	$0.014

The stock options have a weighted average term of 9.7 years as of June 30, 2019. Outstanding and exercisable options had no intrinsic value as of June 30, 2019. The Company recognized stock-based compensation related to the options described above of $95,640 and $872,448 during the three and six months ended June 30, 2019, respectively.

NOTE 7 - LEASES

The Company has operating leases for its administrative offices. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

At adoption of ASC 842, the Company recognized right of use assets and liabilities for operating leases of $102,878 related to its office space lease, which has a monthly payment of $4,134 and expires in March 2021. As part of the Infusionz Acquisition, the Company assumed the business’ operating lease for warehouse space. The Company recognized preliminary estimates of the right of use assets and liabilities related of this operating lease of $23,315. The lease has a monthly payment of $4,000 through August 31, 2019. The Infusionz business also has two rental agreements with total payments of $3,800 per month with month to month terms. Under one of these rental agreements, with monthly payments of approximately $3,500 per month, the Infusionz business subleases space from a company controlled by a related party of the Company. In April 2018, Pura Vida Vitamins, LLC entered into a month to month rental agreement for office space for $1,000 per month.

During the three months ended June 30, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. The Company has an option to acquire the leased premises at the conclusion of the lease for a purchase price of $3,500,000. Under ASC 842, this lease was determined to be an operating lease, and a right of use asset and lease liability of $928,372 was recognized at commencement of the lease. The Company did not consider the purchase option to be reasonably certain of exercise in its analysis of the lease. The Company paid a security deposit of $58,749 at commencement, along with first and last month’s rent, for a total of $102,000.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at June 30, 2019:

Lease Position	June 30, 2019
Operating lease right-of-use assets	$1,009,312
Right of use liability operating lease short term	$208,481
Right of use liability operating lease long term	778,977
Total operating lease liabilities	$987,458

The Company recognized operating lease cost of $45,801 and $58,205 for the three and six months ended June 30, 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 10% as of June 30, 2019.

The Company recognized expense related to short term rental agreements of $14,704 during the three and six months ended June 30, 2019.

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturity of Lease Liabilities at June 30, 2019	Operating Leases
2019	$154,204
2020	291,618
2021	270,898
2022	266,716
2023	231,703
2024 and thereafter	-
Total future undiscounted lease payments	$1,215,139
Less: Interest	(227,681)
Present value of lease liabilities	$987,458

At June 30, 2019, the Company had no additional leases which had not yet commenced.

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$44,592
2020	44,592
2021	11,148
2022	-
2023	-
Total	$100,332

NOTE 8 - SUBSEQUENT EVENTS

On July 17, 2019, the Board of Directors approved the below Corporate Actions and recommended to the stockholders of the Company that they approve the Corporate Actions. On July 17, 2019, a majority of the Company’s stockholders, approved the following actions:

●	The granting of discretionary authority to the Board, at any time or times for a period of 12 months after the date of the Written Consent, to adopt an amendment to the Certificate, to effect a reverse stock split at a ratio of a minimum of 1 to 5 and a maximum of 1 to 500, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split (the “Reverse Stock Split”); and

●	The approval of an amendment to the Certificate increasing the number of shares of Common Stock the Company is authorized to issue from 975,000,000 to 4,000,000,000 as provided for herein (the “Increase in Authorized Shares”, and together with the Reverse Stock Split, the “Corporate Actions”).

The Reverse Stock Split and the Increase in Authorized Shares have not been approved or disapproved by the U.S./ Securities and Exchange Commissions.

As of August 8, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Pura Vida Health LLC whereby pursuant to the Separation Agreement, the Company sold its remaining 50% ownership interests in Pura Vida to Pura Vida Health LLC, leaving Pura Vida Health LLC as Pura Vida’s sole owner and only member in exchange for $160,000 (the “PV Purchase Price”). The PV Purchase Price shall be paid as follows: (i) $20,000 cash to be paid to an escrow agent whereby upon the satisfaction of the occurrence of certain events, the $20,000 is to be released to the Company and credited against the promissory note; (ii) the issuance of a promissory note in the principal amount of $95,100 whereby the note will accrue interest at a rate of 10% per annum, but only on the $75,100 portion of the note; and (iii) $65,000 cash payment no later than 12 months from the date of the Separation Agreement. The principal and interested on the promissory note shall be paid on a monthly basis starting on August 15, 2019 and for the next 11 months thereafter. The Separation Agreement marked the conclusion of the Joint Venture between the parties. None of these payments have been made as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

The Company

Golden Developing Solutions, Inc. (the “Company,” “we,” “our,” or “us”) was originally incorporated on December 17, 1998 in the State of Nevada under the name American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2017 as a cannabis holding company and intends to make additional acquisitions in the industry in the near future.

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. As of August 8, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Pura Vida Health LLC whereby pursuant to the Separation Agreement, the Company sold its remaining 50% ownership interests in Pura Vida to Pura Vida Health LLC, leaving Pura Vida Health LLC as Pura Vida’s sole owner and only member in exchange for $160,000 (the “PV Purchase Price”). The PV Purchase Price shall be paid as follows: (i) $20,000 cash to be paid to an escrow agent whereby upon the satisfaction of the occurrence of certain events, the $20,000 is to be released to the Company and credited against the promissory note; (ii) the issuance of a promissory note in the principal amount of $95,100 whereby the note will accrue interest at a rate of 10% per annum, but only on the $75,100 portion of the note; and (iii) $65,000 cash payment no later than 12 months from the date of the Separation Agreement. The principal and interested on the promissory note shall be paid on a monthly basis starting on August 15, 2019 and for the next 11 months thereafter. The Separation Agreement marked the conclusion of the Joint Venture between the parties. None of these payments have been made as of the date of this filing.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

Operations

Beginning in September 2018 following the acquisition of Layer Six Media, the Company operates the website www.wheresweed.com (“WW” or “Layer Six”). WW enables consumers to rate cannabis dispensaries and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. WW helps users search, discover and share marijuana businesses in their community. Once a person creates an account with WW, they are able to discover local dispensaries, deliveries, doctors, pre-order purchases online, search local specials and events, and review, favorite & share your favorite businesses. WW also has a mobile app designed to help users search, locate, and review strains and trusted medical/recreational marijuana dispensaries, delivery services, and doctors. Users can filter results based on distance on a map or identify businesses based on certain criteria. Users must be at least 17 years old to download this mobile app.

WW generates revenue by charging dispensaries listing fees on a monthly basis and transaction fees for services related to the WW website and mobile platform.

Additionally, the Company also offers a broad range of products, including traditional vitamins, supplements, and CBD-based tinctures, vapes and soft gels through the Infusionz business acquired in March 2019.

Our raw materials are sourced through wholesale manufacturers and brokers. Our principal suppliers are:

Americas Finest CBD

Treehouse Bio

Hammer Enterprises

CBD Distillery

Each supplier maintains its headquarters in Colorado, a state which provides for medicinal and recreational use of cannabis under certain circumstances.

With the exception of CBD Distillery, we take the materials purchased from our providers and use different formulas and material combinations to produce and manufacture our own products. If one of our principal suppliers were to cease business operations, we may be unable to, or have difficulty replacing the materials provided to us or have difficulty purchasing them at comparable prices. We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select items, such as packaging, from external suppliers.

In April 2018, the Company formed Pura Vida Vitamins, LLC, a wholly-owned subsidiary. In July 2018, the Company reorganized the entity to be a joint venture in which it owns 50% (“Pura Vida”). Pura Vida has developed an online retail business for CBD, hemp oil and health/wellness related products. Through our online retail business, we will offer a broad range of what we believe will be price-competitive products, including, but not limited to traditional vitamins, supplements, CBD based tinctures, vapes, and soft-gels. The Company has not generated any revenue through sales of these products through June 30, 2019. Products and services will be sold through our Internet website located at www.puravidavitamins.com (the “Website”). Information contained on the Website does not constitute part of this registration statement. The Website is an online store whose merchandise includes hemp related products, CBD related products, and additional products focusing on health and lifestyle.

As per regulatory requirements, all Pura Vida Vitamins CBD and Full Spectrum Hemp products (both sold on the Pura Vida website) and all Saucey Boss labeled products (sold on the CBD Infusionz website) that we sell contain less than .03% Tetrahydrocannabinol (THC) content (the main psychoactive compound in marijuana) and are legal in all 50 states. These products are not used by or sold to persons under the age of 18. The products and the claims made about specific products on or through our websites have not been evaluated by the United States Food and Drug Administration.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue and Gross Profit

During the three months ended June 30, 2019, the Company generated $1,968,365 in revenue and $930,128 in gross profit. The Company began generating revenue in the quarter ended September 30, 2018 following the Layer Six acquisition. Revenues generated in the current period were primarily related to CBD product sales of the Infusionz business, which generated $1,553,639 and the WW business generating $414,726 of revenue. Gross profit related to the sale of products and services provided by WW were $788,820 and $141,308 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $1,565,596 and $99,720, respectively for the three months ended June 30, 2019 and 2018, an increase of $1,465,876. The increase was primarily due to an increase in stock-based compensation of $115,640, an increase in investor relations expense related to fundraising efforts of $352,540, amortization expense of $108,625 from the intangible assets recognized as a result of the acquisition in September 2018, $525,922 in payroll costs from the Company’s new employees, and $82,611 in advertising expense.

Professional fees

Professional fees amounted to $41,378 and $13,448 respectively for the three months ended June 30, 2019 and 2018. The increase of $27,930 was due to increased legal, accounting and audit fees associated with the increased operations of the Company as a result of the completed acquisitions.

Interest expense

Interest expense was $168,961 for the three months ended June 30, 2019 compared to $1,541 for the three months ended June 30, 2018. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Six months ended June 30, 2019 compared to Six months ended June 30, 2018

Revenue and Gross Profit

During the six months ended June 30, 2019, the Company generated $2,527,624 in revenue and $1,063,303 in gross profit. The Company began generating revenue in the quarter ended September 30, 2018 following the Layer Six acquisition. Revenues generated in the current period were primarily related to CBD product sales of the Infusionz business, which generated $1,761,621 and the WW business generating $766,003 of revenue. Gross profit related to the sale of products and services provided by WW were $829,611 and $233,692 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $3,039,085 and $107,938, respectively for the three months ended June 30, 2019 and 2018, an increase of $2,931,147. The increase was primarily due to due to an increase in stock-based compensation of $912,448, an increase in investor relations expense related to fundraising efforts of $537,013, amortization expense of $217,250 from the intangible assets recognized as a result of the acquisition in September 2018, $746,806 in payroll costs from the Company’s new employees, and $90,362 in advertising expense..

Professional fees

Professional fees amounted to $116,304 and $39,349 respectively for the three months ended June 30, 2019 and 2018. The increase of $76,955 was due to increased legal, accounting and audit fees associated with the increased operations of the Company as a result of the completed acquisitions.

Interest expense

Interest expense was $322,831 for the six months ended June 30, 2019 compared to $3,065 for the six months ended June 30, 2018. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2019 and 2018:

	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Net cash used in operating activities	$(1,008,309)	$(245,323)
Net cash used in investing activities	(9,555)	(12,068)
Net cash provided by financing activities	1,137,327	302,525

Operating Activities

The cash used in operating activities of $1,008,309 for the six months ended June 30, 2019 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the current period from the two acquisitions completed since September 2018 and the payment of a $100,000 deposit on equipment. These outflows were partially offset by the cash inflows from sales activity during the current period.

Investing Activities

The cash used in investing activities of $9,555 for the six months ended June 30, 2019 was due to equipment purchases related to the Infusionz business to expand operations. The cash used in investing activities during the six months ended June 30, 2018 was due to $12,068 of equipment purchases related to the Pura Vida business.

Financing Activities

The cash provided by financing activities of $1,137,327 during the six months ended June 30, 2019 was primarily from the sale of common stock for net cash proceeds of $1,519,100 and proceeds of $50,000 from notes payable, offset by payments on the acquisition notes payable of $310,000, payments on notes payable of $95,350, payments on loans from officer of $22,879 and debt issuance costs of $3,544.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will increase over the next few years and may be significantly higher if our business volume and transactional activity increases. These obligations will certainly reduce our ability and resources to expand our business plan and activities.

Going Concern

As of June 30, 2019, the Company had $131,926 of cash and had $2,527,624 of revenue during the six months ended June 30, 2019 to meets its ongoing operating expenses and liabilities of $7,651,150, of which $5,772,173 are due within 12 months. The Company also expects to incur additional annual cash operating expenses of between $4,000,000 and $4,400,000 based on current operations.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2018, and our unaudited financial statements for the quarter ended June 30, 2019, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $102,878, with corresponding Right of Use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases. Company does not have any leases classified as a finance lease under ASC 842. See Note 7 for additional information on leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the provisions of the guidance on January 1, 2019 with no material impact on the Company’s consolidated financial statements and disclosures.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at June 30, 2019, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

●	Lack of segregation of duties. The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Principal Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the Company’s knowledge, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To the Company’s knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-12(g)/A for the year ended December 31, 2018, filed with the SEC on August 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$80,000 note payable accruing interest at 2% per year and a default rate of 18%, due within ninety dates of the acquisition date. The Company made payments of $19,500 during the six months ended June 30, 2019 with $50,500 due as of June 30, 2019. The Company is in default of this agreement as of June 30, 2019.
-	$750,000 note payable accruing interest at 3% per year and a default rate of 15%, due in three equal monthly payments beginning October 1, 2018. The Company made payments of $190,500 during the six months ended June 30, 2019, with a balance due of $508,989 as of June 30, 2019. The Company is in default of the agreement as of June 30, 2019.
-	$3,000,000 note payable accruing interest at 3% per year and a default rate of 15%, due in twelve equal monthly payments beginning January 1, 2019. No payments have been made to date and the Company is in default of the agreement as of June 30, 2019.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: August 19, 2019	By:	/s/ Stavros Triant
Chief Executive Officer