Form 10-Q
period 2019-09-30
Golden Developing Solutions, Inc.
filed 2019-12-19
CIK 1736865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period of ____________________ to ______________________

Commission file number: 000-54208

GOLDEN DEVELOPING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-2911016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2303 Ranch Road 620 So, #160-143

Lakeway, TX 78734

(Address of principal executive offices) (Zip Code)

623-826-5206

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 18, 2019
Common Stock, $.0001 par value	667,175,902

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$157,711	$12,463
Accounts receivable, net	152,048	5,580
Inventory	91,931	91,931
Deposit on equipment	100,000	-
Assets held for sale - current	432,560	-

Total current assets	934,250	109,974

Property and equipment, net	14,189	17,051
Right of use asset - operating leases	922,900	-
Intangible assets, net	3,204,896	3,863,771
Goodwill	4,986,636	4,986,636
Other assets	58,749	-
Assets held for sale - non current	2,761,645	-

Total assets	$12,883,265	$8,977,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$568,081	$93,423
Deferred revenue	168,248	43,207
Right of use liabilities - operating leases short-term	241,433	-
Line of credit	34,021	-
Notes payable - related party	29,392	69,788
Acquisition notes payable - short-term	3,483,489	3,769,489
Note payable, net of discount and deferred financing costs	57,365	45,978
Convertible notes payable, net	110,107	-
Liabilities held for sale - current	1,288,983	-

Total current liabilities	5,981,119	4,021,885

Right of use liabilities - operating leases, net of current portion	723,802	-
Liabilities held for sale - non current	1,100,000	-

Total liabilities	7,804,921	4,021,885

Shareholders’ equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	-	-
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 814,426,284 and 544,842,571 issued and outstanding, respectively	81,442	54,484
Additional paid-in capital	11,736,216	6,582,320
Accumulated deficit	(6,735,348)	(1,678,091)

Total stockholders’ equity attributable to Golden Developing Solutions, Inc. stockholders	5,082,310	4,958,713
Noncontrolling interest	(3,966)	(3,166)
Total stockholders’ equity	5,078,344	4,955,547

Total liabilities and stockholders’ equity	$12,883,265	$8,977,432

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$629,857	$30,510	$1,395,860	$30,510

Cost of revenue	(296,649)	(1,340)	(828,960)	(1,340)

Gross profit	333,208	29,170	566,900	29,170

Operating Expenses:
Professional fees	78,467	61,048	185,113	100,397
General and administrative	446,168	264,204	1,865,534	372,142

Total operating expenses	524,635	325,252	2,050,647	472,539

Loss From Continuing Operations	(191,427)	(296,082)	(1,483,747)	(443,369)

Other Income (Expense)
Interest expense, net	(172,182)	(5,161)	(472,328)	(8,226)

Net Loss From Continuing Operations	(363,609)	(301,243)	(1,956,075)	(451,595)

Net loss from discontinued operations, net of tax	(2,279,531)	-	(3,101,982)	-

Net Loss	(2,643,140)	(301,243)	(5,058,057)	(451,595)

Net loss attributed to noncontrolling interest	302	5,374	800	5,374

Net Loss Attributed to Golden Developing Solutions, Inc.	$(2,642,838)	$(295,869)	$(5,057,257)	$(446,221)

Net loss per share - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and dilutive	814,426,284	154,803,131	739,268,681	115,146,094

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2018	1	$-	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	-	-	69,000,000	6,900	714,100	-	721,000	-	721,000

Common shares issued for acquisition	-	-	147,250,382	14,725	2,585,275	-	2,600,000	-	2,600,000

Stock-based compensation	-	-	-	-	796,808	-	796,808	-	796,808

Net loss						(1,568,914)	(1,568,914)	(196)	(1,569,110)

Balance March 31, 2019	1	-	761,092,953	76,109	10,678,503	(3,247,005)	7,507,607	(3,362)	$7,504,245

Common shares issued for cash	-	-	53,333,331	5,333	792,767	-	798,100	-	798,100

Measurement period adjustment	-	-	-	-	35,782	-	35,782	-	35,782

Stock-based compensation	-	-	-	-	115,640	-	115,640	-	115,640

Net loss						(845,505)	(845,505)	(302)	(845,807)

Balance June 30, 2019	1	-	814,426,284	81,442	11,622,692	(4,092,510)	7,611,624	(3,664)	$7,607,960

Stock-based compensation	-	-	-	-	113,524	-	113,524	-	113,524

Net loss	-	-	-	-	-	(2,642,838)	(2,642,838)	(302)	(2,643,140)

Balance September 30, 2019	1	$-	814,426,284	$81,442	$11,736,216	$(6,735,348)	$5,082,310	$(3,966)	$5,078,344

Balance December 31, 2017	-	$-	95,208,026	$9,521	$46,866	$(82,878)	$(26,491)	$-	$(26,491)

Contributions to capital by related party	-	-	-	-	25,680	-	25,680	-	25,680

Net loss	-	-	-	-	-	(35,643)	(35,643)	-	(35,643)

Balance March 31, 2018	-	-	95,208,026	9,521	72,546	(118,521)	(36,454)	-	$(36,454)

Contributions to capital by related party	-	-	-	-	1,541	-	1,541	-	1,541

Preferred shares issued for cash	1	-	-	-	232,500	-	232,500	-	232,500

Net loss	-	-	-	-	-	(114,709)	(114,709)	-	(114,709)

Balance June 30, 2018	1	-	95,208,026	9,521	306,587	(233,230)	82,878	-	$82,878

Common shares issued for cash	-	-	20,700,000	2,070	404,180	-	406,250	-	406,250

Contributions to capital by related party	-	-	-	-	1,370	-	1,370	-	1,370

Common shares issued for acquisiiton	-	-	170,454,545	17,045	5,096,591	-	5,113,636	-	5,113,636

Common shares issued for debt conversion	-	-	250,000,000	25,000	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	(295,869)	(295,869)	(5,374)	(301,243)

Balance September 30, 2018	1	$-	536,362,571	$53,636	$5,808,728	$(529,099)	$5,333,265	$(5,374)	$5,327,891

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,956,075)	$(451,595)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	661,737	20,172
Stock-based compensation	60,000	-
Amortization of right of use assets - operating leases	108,350	-
Amortization of debt discount and deferred financing costs	68,210	-
Net Changes in:
Accounts receivable	(146,468)	(12,599)
Inventory	-	(95,317)
Deposit on equiment	(100,000)	-
Accounts payable and accrued expenses	474,658	82,853
Deferred revenue	125,041	-
Deposit on acquisition	-	(50,000)
Other assets	(58,749)	-
Right of use liabilities - operating leases	(66,015)	-
Net cash used in operating activities from continuing operations	(829,311)	(506,486)
Net cash used in operating activities from discontinued operations	(190,695)	-
Net cash used in operating activities	(1,020,006)	(506,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(12,068)
Acquisition of Layer Six Media	-	(170,000)
Net cash used in investing activities from continuing operations	-	(182,068)
Net cash used in investing activities from discontinued operations	(29,755)	-
Net cash used in investing activities	(29,755)	(182,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	70,025
Payments on related party loans	(40,396)	(2,237)
Net proceeds from line of credit	34,021	-
Proceeds from notes payable	150,000	-
Payments on notes payable	(197,634)	-
Proceeds from convertible notes payable	125,000	-
Payment of deferred financing costs	(24,082)	-
Payments on acquisition notes payable	(286,000)	-
Net proceeds from the sale of common shares	1,519,100	406,250
Proceeds from the sale of preferred shares	-	232,500
Net cash used in financing activities from continuing operations	1,280,009	706,538
Net cash used in financing activities from discontinued operations	(85,000)	-
Net cash provided by financing activities	1,195,009	706,538

NET CHANGE IN CASH AND CASH EQUIVALENTS	145,248	17,984

CASH AND CASH EQUIVALENTS, beginning of period	12,463	-

CASH AND CASH EQUIVALENTS, end of period	$157,711	$17,984

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$7,250	$-

Noncash activities
Expenses paid by shareholder	$-	$2,000
Contributions to capital by related party	$-	$28,591
Conversion of note payable	$-	$25,000
Note payable issued for acquisition	$2,400,000	$-
Common stock issued for acquisition	$2,635,782	$-
Right of use assets and operating lese obligations recognized	$1,031,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the sale of the Company’s Infusionz operations in October 2019. See Note 3.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The assets of the joint venture consisted primarily of $91,931 of inventory and $9,252 of property and equipment, net, and the liabilities consisted of $789 of accounts payable as of September 30, 2019. Selling, general and administrative expense includes $996 of expense related to Pura Vida Vitamins, LLC.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

On October 4, 2019, the Company entered into a termination agreement related to its CBD Infusionz business to dispose of the operations of that business. See Note 3 for additional information.

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

As of September 30, 2019, and December 31, 2018, inventory consists of the following components:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$36,624	$36,624
Finished products	55,307	55,307

Total inventory	$91,931	$91,931

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the nine months ended September 30, 2019, the Company recognized an impairment loss of $2,204,160 related to the disposal of its CBD Infusionz business in October 2019. See Note 3.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018. The Company primarily earns revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognizes revenue from the sales of cannabinoid-based products. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of September 30, 2019.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2019, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At September 30, 2019 and December 31, 2018, the Company had $168,248 and $43,207, respectively, in revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Advertising and promotional costs are expensed as incurred and totaled $11,615 and $47,834 in the three and nine months ended September 30, 2019, and $3,472 and $6,252 during the three and nine months ended September 30, 2018, respectively.

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the nine months ended September 30, 2019 and 2018, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of September 30, 2019, the Company had $157,711 cash and $1,395,860 of revenue to meets its ongoing operating expenses, and liabilities of $7,804,922 of which $5,981,119 are due within 12 months.

The financial statements for the nine months ended September 30, 2019 and 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

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

The aggregate consideration of $9,113,636 at closing for the acquisition consisted of:

-	$170,000 cash
-	$80,000 note payable accruing interest at 2% per year and a default rate of 18%, due within ninety dates of the acquisition date. The Company made payments of $19,500 during the nine months ended September 30, 2019 with $50,500 due as of September 30, 2019. The Company is in default of this agreement as of September 30, 2019.
-	$750,000 note payable accruing interest at 3% per year and a default rate of 15%, due in three equal monthly payments beginning October 1, 2018. The Company made payments of 266,500 during the nine months ended September 30, 2019, with a balance due of $432,989 as of September 30, 2019. The Company is in default of the agreement as of September 30, 2019.
-	$3,000,000 note payable accruing interest at 3% per year and a default rate of 15%, due in twelve equal monthly payments beginning January 1, 2019. No payments have been made to date and the Company is in default of the agreement as of September 30, 2019.
-	170,454,545 shares of common stock, fair value of $5,113,636 based on closing stock price on the date of acquisition

A company controlled by a Director of the Company will receive total payments of $500,000 for his representation of the sellers in the Layer Six Acquisition. The Company will pay a total of $100,000 of this amount directly, with $20,000 paid at closing, an additional $10,000 paid through December 31, 2018 and an additional $19,500 paid during the nine months ended September 30, 2019 in connection with the note payable described above. The remaining $400,000 will be paid by the sellers of Layer Six Media, Inc.

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

The Company has evaluated what identifiable intangible assets were acquired and the fair value of each and finalized the fair value of the acquired assets during the current period. The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

	Amount	Estimated Useful Life (years)
Equipment, computers and furniture	$7,000	5
Tradenames and trademarks	270,000	10
Software enterprise platform	2,220,000	5
Customer list	1,630,000	4
Goodwill	4,986,636	n/a
Total purchase price	$9,113,636

The Company entered into employment agreements with three employees of Layer Six Media. Each agreement is for a term of two years, with an annual salary of $150,000 per year. If the employee is terminated without cause, they will receive severance pay of five months salary. One employee’s agreement entitles them to receive annual stock grants on January 1, in an amount equal to $80,000 divided by the closing price of the Company’s stock price on December 31. The Company is due to issue 4,210,526 shares of stock for the award vesting on January 1, 2019. The Company recognized $20,000 and $60,000 of stock-based compensation during the three and nine months ended September 30, 2019, respectively, for the award expected to vest on January 1, 2020. No shares were issued through September 30, 2019 for these awards.

Infusionz Acquisition

In March 2019, the Company purchased the assets of CBD Infusionz, LLC, a Colorado based company. The transaction was accounted for as a business combination.

The preliminary aggregate consideration for the Infusionz Acquisition was as follows:

Preliminary Amount
147,250,382 shares of common stock	$2,635,782
Note payable	2,400,000
Total consideration transferred	$5,035,782

During the three months ended September 30, 2019, the Company recognized a measurement period adjustment related to the estimated fair value of the common stock issued of $35,782, to reflect the closing price of the Company’s common stock as of the acquisition date.

The note payable is unsecured, bears interest at 3% per year and is due in 24 equal monthly installments beginning in June 2019. The Company paid $100,000 on this note during the nine months ended September 30, 2019, and the Company was in default of this obligation as of September 30, 2019. Interest accrues at 15% per year in the event of default.

In conjunction with the Infusions Acquisition, the Company agreed to fund the new subsidiary with $300,000 of cash, with $150,000 provided during the nine months ended September 30, 2019. These transactions were recorded as intercompany transactions and eliminate upon consolidation. The Company entered into an employment with two employees of CBD Infusionz. The employees will receive a combined total salary of $270,000 per year over the two-year term of the agreement, with automatic one-year renewals thereafter. The Company issued a total 112,994,350 stock options with exercise prices of $0.018 to two employees of Infusionz LLC, with half vested immediately upon execution of the agreement, and the remainder vesting monthly over a two year term. The options have a 10 year exercise period, and an exercise price based on the closing price of the Company’s stock at the execution of the agreement. See Note 6.

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

As of September 30, 2019, the Company was owed $143,791 by the sellers of the Infusionz business for operations activity funded by them from the acquisition date through September 30, 2019. This amount is included in Assets held for sale – current on the Company’s Consolidated balance sheet.

Infusionz Divestiture

On October 4, 2019 the Company entered into a Termination Agreement (the “Termination Agreement”) with Infusionz, LLC, a Colorado limited liability company (“Infusionz”) on October 4, 2019 (the “Closing Date”), whereby the Company and Infusionz elected to terminate the March 8, 2019 Asset Purchase Agreement (the “Asset Purchase Agreement”). The Asset Purchase Agreement resulted in the Company’s acquisition of Infusionz’s assets. Infusionz and the Company agreed to unwind the Company’s acquisition of Infusionz’s assets pursuant to the terms of the Asset Purchase Agreement.

The Termination Agreement provides that the Company will return all of Infusionz’s assets to Infusionz and will transfer and assign leases for three properties in Colorado (two in Denver and one in Lakewood) to Infusionz. The Termination Agreement also provides for the termination of the Employment Agreements between the Company and each of Nathan Weinberg and Joe Reid.

The Termination Agreement provides that Infusionz and all associated members will return the stock consideration granted to them pursuant to the Asset Purchase Agreement. The fair value of the stock consideration to be returned to the Company is approximately $2,600,000. The Termination Agreement provides that Infusionz will release the Company from the promissory note issued as payment for the assets pursuant to the Asset Purchase Agreement (the “Original Note”) and any and all obligations therein. The Termination Agreement provides that the Company will issue two unsecured promissory notes to Infusionz each in the principal amount of $25,000 with neither of these notes being convertible (the “Notes”). The Termination Agreement further provides that the Company will assign, and Infusionz will assume, certain assets and contracts as defined therein.

The Notes became effective as of the Closing Date, and both Notes are due and payable on December 31, 2019 (the “Maturity Dates”). The Notes entitles Infusionz to 3% interest per annum. Upon an Event of Default (as defined in the Notes), the Notes entitle Infusionz to interest at the rate of 15% per annum. The Company may prepay the principal outstanding together with accrued and unpaid interest in whole or in part at anytime without penalty or premium pursuant to the terms of the Notes. In the event of a default, without demand, presentment or notice, the Note shall become immediately due and payable.

As a result of this Termination Agreement, the assets and liabilities of the Infusionz operations have been reflected as assets and liabilities held for sale in the Company’s consolidated balance sheets as follows:

As of September 30, 2019
Accounts Receivable	$67,485
Inventory	221,284
Due from Sellers of Infusionz, LLC	143,791
Property and Equipment, net	50,185
Goodwill	2,711,460
Assets held for sale	3,194,205

Accounts Payable and accrued expenses	73,983
Acquisition notes payable	2,300,000
Other Liabilities	15,000
Liabilities related to assets held for sale	$2,388,983

The Infusionz Termination Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Infusionz operations have been reflected as discontinued operations in the Company’s condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations are presented in the following table for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
(unaudited)	September 30, 2019	September 30, 2019
Revenue	$1,321,406	$3,083,027
Cost of Revenue	(605,225)	(1,537,235)
Gross Profit	716,181	1,545,792
Selling, general and administrative	775,484	2,404,861
Impairment loss	2,204,160	2,204,160
Operating loss	$(2,263,463)	$(3,063,229)
Interest expense	16,068	38,753
Net loss from discontinued operations	$(2,279,531)	$(3,101,982)

During the three months ended September 30, 2019, the Company recorded an impairment loss on its goodwill balance related to the Infusionz Acquisition of $2,204,160, based on an analysis of the consideration received in October 2019 related to the Termination agreement.

Unaudited Pro Forma Information

The following schedule contains unaudited pro-forma consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 as if the Layer Six acquisition occurred on January 1, 2017. The unaudited pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on those dates, or of results that may occur in the future. The unaudited pro forma results reflect adjustments related to the amortization of the acquired intangible assets, depreciation expense on acquired equipment, stock-based compensation for awards to new employees, salaries for new employees and interest expense on the new debt arising from the acquisitions. The pro forma weighted average shares outstanding for each period assume the shares issued for the Layer Six Acquisition on January 1, 2017. No proforma effect of the Infusionz Acquisition is reflected, to the divestiture of that business that occurred on October 4, 2019, and the presentation of all results of the Infusionz business as discontinued operations in the presented periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(unaudited)	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$629,857	$286,236	$1,395,860	$620,744
Loss from continuing operations	$(191,427)	$(587,100)	$(1,483,747)	$(1,351,496)
Net loss attributable to Golden Developing Solutions, Inc.	$(2,642,838)	$(314,456)	$(5,057,257)	$(1,434,036)
Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Pro forma weighted average shares outstanding	814,426,284	302,780,153	739,268,681	278,080,586

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$424,479	$1,205,521
Tradenames and trademarks	270,000	28,125	241,875
Software enterprise platform	2,220,000	462,500	1,757,500
	$4,120,000	$915,104	$3,204,896

	As of December 31, 2018
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$118,854	$1,511,146
Tradenames and trademarks	270,000	7,875	262,125
Software enterprise platform	2,220,000	129,500	2,090,500
	$4,120,000	$256,229	$3,863,771

Amortization expense for the three and nine months ended September 30, 2019 was $219,625 and $658,875, respectively. $333,000 of amortization expenses is included in cost of sales related to the software enterprise platform, with the remainder included in general and administrative expenses. Expected amortization of intangible assets for the remaining year ended December 31, 2019 and for the years through December 31, 2023 is $439,250, $878,500, $878,500, $759,646 and $341,500, respectively, with $127,125 remaining thereafter.

NOTE 5 - DEBT

Notes Payable

During the year ended December 31, 2018, the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds and must repay $70,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $292 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $20,000 and paid deferred financing costs of $3,499 during the year ended December 31, 2018. The loan was paid in full during the nine months ended September 30, 2019, and the Company amortized remaining debt discount of $19,167 and deferred financing fees of $3,395 through the repayment date.

On January 29, 2019, the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds and must repay $71,500. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $550 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $21,500 and paid deferred financing costs of $3,544. The loan was paid in full during the nine months ended September 30, 2019, and the Company amortized remaining debt discount of $21,500 and deferred financing fees of $3,544 through the repayment date.

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The Company made repayments of $57,594 during the nine months ended September 30, 2019 and has amortized $17,709 of debt discount and $2,388 of deferred financing costs. As of September 30, 2019., outstanding principal on this note was $81,406, unamortized debt discount was $21,291 and unamortized deferred financing costs were $2,750.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the nine months ended September 30, 2019, $40,396 was repaid resulting in a balance as of September 30, 2019 of $29,392.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. The line of credit matures in September 2019, and the Company may pay interest of up to $12,000. The Company has net borrowings of $34,021 outstanding as of September 30, 2019, leaving an available borrowing amount of $62,279.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading price during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $14,893 as of September 30, 2019 related to this convertible note.

NOTE 6 - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2018, the CEO paid or contributed $27,211 of expense for the Company’s benefit. The contribution was recorded to Additional Paid in Capital.

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

The Reverse Stock Split has not been executed to date.

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

During the three months ended March 31, 2019, the Company issued 69,000,000, shares of common stock in exchange for cash proceeds of $721,000. During the three months ended June 30, 2019, the Company issued 53,333,331 shares of common stock in exchange for cash proceeds of $798,100. The Company also issued 147,250,382 shares of common stock to the sellers of the CBD Infusionz, with a fair value of $2,635,782. As part of the Termination Agreement signed in October 2019, 147,250,382 of these shares were returned to the Company and cancelled, leaving 667,175,902 shares outstanding as of December 17, 2019.

During the year ended December 31, 2018, the Company awarded 20,000,000 shares of Common Stock in exchange for services. The shares were valued at $500,000, with expense recognized during the year ended December 31, 2018. These shares were not yet issued as of September 30, 2019. During the nine months ended September 30, 2018 the Company sold 20,700,000 shares of Common Stock in exchange for $406,250. The Company also issued 250,000,000 shares of common stock during the three months ended September 30, 2018 related to conversion of a note payable held by a related party, Filakos Capital investments.

The Company is also due to issue 4,210,526 shares to a seller of the Layer Six business, which have not yet been issued. The Company recognized $80,000 of expense during the year ended December 31, 2018 related to these shares which vested on January 1, 2019. The Company recognized an additional $60,000 of stock-based compensation expense during the nine months ended September 30, 2019 for shares to be issued to this employee that will vest on January 1, 2020.

Stock Options

As discussed in Note 3, the Company committed to awarding a total of 112,994,350 stock options to two employees of Infusionz LLC as part of their employment agreements with the Company. The options have an exercise price based on the closing price at the vesting date, a term of 10 years, with half awarded and vesting during the three months ending March 31, 2019 and the remainder vesting in equal monthly installments over a two-year period from the acquisition date. The total fair value of the stock options awarded during the three months ended March 31, 2019 was $776,808 and was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of 70.25% based on a comparable company peer group, expected term of 10 years, risk-free rate of 2.6% and a dividend yield of 0%. During the nine months ended September 30, 2019, an additional 17,844,634 options vested, with a fair value of $189,164 estimated using the Black-Scholes option pricing model and the following assumptions: volatility of between 69.1% and 70.2% based on a comparable company peer group, expected term of 10 years, risk-free rate of between 1.5% and 2.5%, and a dividend yield of 0%.

The following summarizes stock option activity during the nine months ended September 30, 2019:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	-	$-	$-
Granted	74,341,809	0.017	0.013
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2019	74,341,809	$0.017	$0.013
Exercisable at September 30, 2019	74,341,809	$0.017	$0.013

The stock options have a weighted average term of 9.5 years as of September 30, 2019. Outstanding and exercisable options had no intrinsic value as of September 30, 2019, The Company recognized stock-based compensation related to the options described above of $93,899 and $965,972 during the three and nine months ended September 30, 2019, respectively., which is included in net loss from discontinued operations.

As part of the Termination Agreement discussed in Note 3, these options were cancelled entirely, and no further options can be earned by the two former employees.

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

At adoption of ASC 842, the Company recognized right of use assets and liabilities for operating leases of $102,878 related to its office space lease, which has a monthly payment of $4,134 and expires in March 2021. As part of the Infusionz Acquisition, the Company assumed the business’ operating lease for warehouse space. The Company recognized preliminary estimates of the right of use assets and liabilities related of this operating lease of $23,315. The lease has a monthly payment of $4,000 through August 31, 2019. The Infusionz business also has two rental agreements with total payments of $3,800 per month with month to month terms. In April 2018, Pura Vida Vitamins LLC entered into a month to month rental agreement for office space for $1,000 per month.

During the nine months ended September 30, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. The Company has an option to acquire the leased premises at the conclusion of the lease for a purchase price of $3,500,000. Under ASC 842, this lease was determined to be an operating lease, and a right of use asset and lease liability of $928,372 was recognized at commencement of the lease. The Company did not consider the purchase option to be reasonably certain of exercise in its analysis of the lease. The Company paid a security deposit of $58,749 at commencement, along with first and last month’s rent, for a total of $102,000.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2019:

Lease Position	September 30, 2019

Operating lease right-of-use assets	$922,900
Right of use liability operating lease short term	$241,433
Right of use liability operating lease long term	723,802
Total operating lease liabilities	$965,235

The Company recognized operating lease cost of $76,595 and $122,800 for the three and nine months ended September 30, 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company’s operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 10% as of September 30, 2019.

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities at September 30, 2019	Operating Leases
2019	$129,800
2020	291,618
2021	270,898
2022	266,716
2023	231,703
2024 and thereafter	-
Total future undiscounted lease payments	$1,190,735
Less: Interest	(225,500)
Present value of lease liabilities	$965,235

At September 30, 2019, the Company had no additional leases which had not yet commenced.

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases,” with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$44,592
2020	44,592
2021	11,148
2022	-
2023	-
Total	$100,332

NOTE 8 - CONTINGENCIES

Certain disputes have arisen including former affiliates of the Company. In summary: on or about September, 2018, the Company acquired (the “Sale”) certain assets, promises and representations from Layer Six Media and its four individual owners, at least two of whom, Messrs. Bartholomew and Lindauer became directors and employees of the Company (collectively, for this summary, the “Sellers”). It is the Company belief that the individuals departed from their positions and efforts with the Company some time past only realizing recently the legal effect of their activities and actions including not completing obligations as Sellers and obtaining and utilizing assets of the Company in contravention of agreements, instruments and laws. The objectionable activities included an attorney that had done work for the Company, but also for the others noted. The Company is taking a series of civil legal actions and seeking non-civil assistance in relation to the authorities and this includes, among other actions either underway or to be undertaken shortly, late October, early November, a case filed by the Company against certain of the Sellers and the lawyer in Washington D.C. Superior Court, alleging, among other things, fraud, breach of contract, and conversion. Layer Six Media and certain related parties, the “Sellers” noted above, filed a Colorado, Denver District Court, legal action against the Company, early November, 2019, which the Company just recently became aware of, claiming breach of contract, and other allegations, seeking monetary damages allegedly owed in relation to payments allegedly due as to the original Sale. The Company has engaged and consulted lawyers and advisors and provides this disclosure though it does not believe, in the totality of the Company growth plans, solid legal grounds it will prevail, and other aspects, that it will not experience any adverse legal effect from such litigation and litigation related events.

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 3, on October 4, 2019, the Company entered into a Termination Agreement related to the Infusionz Business. Certain disputes have arisen including former affiliates of the Company. See, Legal Proceedings herein.  While the Company addresses issues and pending cases involving disputes, it has started to experience an interruption in customer dealings, access to its website, receipt of income, and other related events. The Company is still, with the advice of advisors and lawyers pending, assessing these aspects that may have a material overall effect upon the Company.

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

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

On October 4, 2019 the Company entered into a Termination Agreement (the “Termination Agreement”) with Infusionz, LLC, a Colorado limited liability company (“Infusionz”) on October 4, 2019 (the “Closing Date”), whereby the Company and Infusionz elected to terminate the March 8, 2019 Asset Purchase Agreement (the “Asset Purchase Agreement”). The Asset Purchase Agreement resulted in the Company’s acquisition of Infusionz’s assets. Infusionz and the Company agreed to unwind the Company’s acquisition of Infusionz’s assets pursuant to the terms of the Asset Purchase Agreement.

The Termination Agreement provides that the Company will return all of Infusionz’s assets to Infusionz and will transfer and assign leases for three properties in Colorado (two in Denver and one in Lakewood) to Infusionz. The Termination Agreement also provides for the termination of the Employment Agreements between the Company and each of Nathan Weinberg and Joe Reid.

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

The ownership and generation of revenue is being interfered with and the Company is taking and will take additional legal action with civil and non civil relief being sought. See, Legal Proceedings, herein.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue and Gross Profit

During the three months ended September 30, 2019, the Company generated $629,857 in revenue and $333,208 in gross profit. The Company began generating revenue in the quarter ended September 30, 2018 following the Layer Six acquisition, during which period the Company recognized revenue of $30,510 and gross profit of $29,170.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $446,168 and $264,204, respectively for the three months ended September 30, 2019 and 2018, an increase of $181,964. The increase was primarily due to an increase in amortization expense of $89,875 from the intangible assets recognized as a result of the acquisition in September 2018, increased in payroll costs of $137,717 from the Company’s new employees, increased consulting costs of $50,427 in the current year, partially offset by a decrease of $135,000 in investor relations expense in the current period.

Professional fees

Professional fees amounted to $78,467 and $61,048 respectively for the three months ended September 30, 2019 and 2018. The increase of $17,419 was due to increased accounting fees associated with the increased operations of the Company as a result of the completed acquisitions.

Interest expense

Interest expense was $172,182 for the three months ended September 30, 2019 compared to $5,161 for the three months ended September 30, 2018. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Discontinued operations

The net loss from discontinued operations during the three months ended September 30, 2019 of $2,279,531 represents the activity of the Infusionz business that was divested in October 2019. This amount included an impairment loss related to the goodwill recognized as part of the purchase price allocation of $2,204,160.

Nine months ended September 30, 2019 compared to Nine months ended September 30, 2018

Revenue and Gross Profit

During the nine months ended September 30, 2019, the Company generated $1,395,860 in revenue and $566,900 in gross profit. The Company began generating revenue in the quarter ended September 30, 2018 following the Layer Six acquisition during which period the Company recognized revenue of $30,510 and gross profit of $29,170.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $1,865,534 and $372,142, respectively for the nine months ended September 30, 2019 and 2018, an increase of $1,493,392. The increase was primarily due to an increase in investor relations expense related to fundraising efforts of $342,013, amortization expense of $307,125 from the intangible assets recognized as a result of the acquisition in September 2018, $396,648 in payroll costs from the Company’s new employees, and $41,582 in advertising expense.

Professional fees

Professional fees amounted to $185,113 and $100,397 respectively for the nine months ended September 30, 2019 and 2018. The increase of $84,716 was due to increased accounting and audit fees associated with the increased operations of the Company as a result of the completed acquisitions.

Interest expense

Interest expense was $472,328 for the nine months ended September 30, 2019 compared to $8,226 for the nine months ended September 30, 2018. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Discontinued operations

The net loss from discontinued operations during the nine months ended September 30, 2019 of $3,101,982 represents the activity of the Infusionz business that was divested in October 2019. This amount included an impairment loss related to the goodwill recognized as part of the purchase price allocation of $2,204,160.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2019 and 2018:

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Net cash used in operating activities from continuing operations	$(829,311)	$(506,486)
Net cash used in operating activities from discontinued operations	(190,695)	-
Net cash used in operating activities	(1,020,006)	(506,486)
Net cash used in investing activities from continuing operations	-	(182,068)
Net cash used in investing activities from discontinued operations	(29,755)	-
Net cash used in investing activities	(29,755)	(182,068)
Net cash used in financing activities from continuing operations	1,280,009	706,538
Net cash used in financing activities from discontinued operations	(85,000)	-
Net cash provided by financing activities	1,195,009	706,538

Operating Activities

The cash used in operating activities from continuing operations of $829,311 for the nine months ended September 30, 2019 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the current period from the acquisitions completed since September 2018 and the payment of a $100,000 deposit on equipment. These outflows were partially offset by the cash inflows from sales activity during the current period.

Cash used in operating activities from discontinued operations of $190,695 related to the Infusionz Business which was divested in October 2019.

Investing Activities

There were no cash flows from investing activities from continuing operations during the nine months ended September 30, 2019. The cash used in investing activities during the nine months ended September 30, 2018 was due to $170,000 related to the Layer Six acquisition purchase price, and $12,068 of equipment purchased.

During the nine months ended September 30, 2019,cash used in investing activities from discontinued operations of $29,755 related to equipment purchases in the Infusionz Business.

Financing Activities

The cash provided by financing activities from continuing operations of $1,280,009 during the nine months ended September 30, 2019 was primarily from the sale of common stock for net cash proceeds of $1,519,100, and proceeds of $150,000 from notes payable, $125,000 from issuance of a convertible note, borrowings on the line of credit of $34,021, partially offset by payments on the acquisition notes payable of $286,000, payments on notes payable of $197,634, payments on loans from officer of $40,396 and debt issuance costs of $24,082. In the comparable period, cash flows from financing activities primarily related to $406,250 of net proceed from sale of common stock, $232,500 of preferred stock and $70,025 of proceeds from related party loans.

Cash used in financing activities from discontinued operations of $85,000 related to payment on the Infusionz Acquisition note payable of $100,000 and $15,000 of proceeds in an unsecured short term loan of the Infusionz Business.

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

Going Concern

As of September 30, 2019, the Company had $157,711 of cash and had $1,395,860 of revenue during the nine months ended September 30, 2019 to meets its ongoing operating expenses and liabilities of $7,804,921, of which $5,981,119 are due within 12 months. The Company also expects to incur additional annual cash operating expenses of between $1,600,000 and $2,200,000 based on current operations, which excludes the Infusionz business that was divested in October 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at September 30, 2019, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Certain disputes have arisen including former affiliates of the Company. In summary: on or about September, 2018, the Company acquired (the “Sale”) certain assets, promises and representations from Layer Six Media and its four individual owners, at least two of whom, Messrs. Bartholomew and Lindauer became directors and employees of the Company (collectively, for this summary, the “Sellers”). It is the Company belief that the individuals departed from their positions and efforts with the Company some time past only realizing recently the legal effect of their activities and actions including not completing obligations as Sellers and obtaining and utilizing assets of the Company in contravention of agreements, instruments and laws. The objectionable activities included an attorney that had done work for the Company, but also for the others noted. The Company is taking a series of civil legal actions and seeking non-civil assistance in relation to the authorities and this includes, among other actions either underway or to be undertaken shortly, late October, early November, a case filed by the Company against certain of the Sellers and the lawyer in Washington D.C. Superior Court, alleging, among other things, fraud, breach of contract, and conversion. Layer Six Media and certain related parties, the “Sellers” noted above, filed a Colorado, Denver District Court, legal action against the Company, early November, 2019, which the Company just recently became aware of, claiming breach of contract, and other allegations, seeking monetary damages allegedly owed in relation to payments allegedly due as to the original Sale. The Company has engaged and consulted lawyers and advisors and provides this disclosure though it does not believe, in the totality of the Company growth plans, solid legal grounds it will prevail, and other aspects, that it will not experience any adverse legal effect from such litigation and litigation related events.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$80,000 note payable accruing interest at 2% per year and a default rate of 18%, due within ninety dates of the acquisition date. The Company made payments of $19,500 during the nine months ended September 30, 2019 with $50,500 due as of September 30, 2019. The Company is in default of this agreement as of June 30, 2019.

-	$750,000 note payable accruing interest at 3% per year and a default rate of 15%, due in three equal monthly payments beginning October 1, 2018. The Company made payments of $266,500 during the six months ended June 30, 2019, with a balance due of $432,989 as of September 30, 2019. The Company is in default of the agreement as of September 30, 2019.

-	$3,000,000 note payable accruing interest at 3% per year and a default rate of 15%, due in twelve equal monthly payments beginning January 1, 2019. No payments have been made to date and the Company is in default of the agreement as of September 30, 2019.

-	$2,400,000 note payable accruing interest at 3% per year and a default rate of 15%, due in 24 monthly installments beginning in June 2019 . The Company made payments of $100,000 during the nine months ended September 30, 2019 and is in default of the agreement as of September 30, 2019.

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

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: December 18, 2019	By:	/s/ Stavros Triant
Chief Executive Officer

