Form 10-K
period 2019-12-31
Golden Developing Solutions, Inc.
filed 2021-03-02
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-56051

GOLDEN DEVELOPING SOLUTIONS, INC
(Exact name of registrant as specified in its charter)

Nevada	82-2911016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

2303 Ranch Road 620 So, #160-143 Lakeway, TX	78734
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (623) 826-5206

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $531,959.49 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink Sheets on June 30, 2019 (which was $0.02 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 26, 2021, there were 541,507,751 shares of common stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Golden Developing Solutions, Inc. (“Golden Developing”).

ii

PART I

Item 1. Business

Corporate History

Golden Developing Solutions, Inc. (the “Company”) is developing an online retail business for CBD, hemp oil and health/wellness related products. Through our online retail business, we will offer a broad range of price-competitive products, including traditional vitamins, supplements, and CBD based tinctures, vapes, softgels, among other products.

We will sell our products and services through our Internet website (the "Website"). The Company is developing an online store whose merchandise includes hemp related products, CBD (Cannabidiol) related products and additional products focusing on health and lifestyle.

Initially, we intend to carry in excess of 10 products from two suppliers. We intend to place directed advertising throughout the online store. Advertising will originate through internet or direct-advertising sales by the Company. The company may also use social media outlets such as Facebook, Twitter and Instagram in an effort to attract customers with product specific advertisements or posts.

As an online retail store operating with distribution hub, we will be able to rapidly scale our products and services with minimal marginal costs. Each additional brand, category or product that we add to our platform adds negligible server hosting costs. It also allows us to have a virtual presence and exposure to every regulated cannabis market without establishing a costly physical presence in each state. This minimizes the costs of scaling and required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

We are a startup company in the cannabis industry. Our focus is to create online sales and marketing initiatives to build a dominate brand. Our oil and extracts division will focus on online sales of formulated CBD / hemp oil tinctures, softgels, capsules. We have our Website under development and anticipate to be online in the next few months. We are in the process of acquiring trademarks relative to our products. Agreements with raw material suppliers and related products have been obtained. All supply will come domestically with white label agreements when needed. Online Marketing program in place to drive fast paced growth plan in line with industry. Orders will be handled online and shipped via appropriate carriers from our inventory in leased warehouse. Drop shipping may be used during initial launch phases. Customers for CBD/hemp products expect the highest of quality and consistency and pricing is based on those levels. We expect to be price and quality competitive on the higher end of that scale. All product quality is 100% customer satisfaction guaranteed and products not deemed to be of quality can be returned for a refund. Quality and consistency of quality are needed to avoid returned product issues which could result in financial liability. Online payment gateway being established with backup vendor for online payment gateway in place as well.

Divestitures

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2019 and remain outstanding as of January 26, 2021 in the amount of $50,000.

On September 18, 2018 the Company completed the purchase of all of the assets of Layer Six Media, Inc. (DBA Where’s Weed), an online and mobile cannabis services hub that focuses on fast, secure and efficient discovery and purchasing of cannabis in both recreational and medical markets in the United States and Canada. The transaction was accounted for as a business combination under ASC 805.

On January 27, 2020 the Company entered into an Asset Purchase Agreement (the “APA”) with Viath, LLC, a Colorado limited liability company (“Viath”) controlled by the original sellers of Layer Six, whereby the Company agree to sell the assets and liabilities associated with the Layer Six business.

The APA provides that the Company will sell all of the Layer Six assets to Viath, along with release from all claims and certain litigation . The Termination Agreement also provides for the termination of the Employment Agreements between the Company and each of David Lindaur and Tyler Batholomew and Bill Anders.

The APA also provides that the associated members of Layer Six will return the 170,454,545 shares of common stock consideration granted to them pursuant to the Asset Purchase Agreement. The fair value of the stock consideration to be returned to the Company is approximately $477,273 at the time of the Sale Agreement. These shares were returned to the Company and cancelled in February 2020.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our current principal office at 2303 Ranch Road 620 So, #160-143, Lakeway, TX 78734. Our telephone number at this office is (623) 826-5206. Our sole executive [owns] [pays the lease on] this property.

Item 3. Legal Proceedings.

The Company is not involved in any disputes and does not have any litigation matters pending. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our common stock, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted for trading on OTC Pink marketplace operated by OTC Markets Inc. under the symbol “DVLP”.

As of January 26, 2021 , 541,507,751 shares of our common stock were issued and outstanding.

Holders

As of January 26, 2021, there were approximately 550 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Securities Transfer Corporation with an address at 2901 N. Dallas Parkway, Plano, Texas 75093. Their phone number is 469-633-0101.

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2019, the Company issued to six purchasers 69,000,000 shares of common stock at a price of $0.015 per share for gross cash proceeds of $1,035,000 and net proceeds of $721,000.

During the three months ended June 30, 2019, the Company issued to six purchasers 53,333,331 shares of common stock at a price of $0.015 per share for gross cash proceeds of $800,000 and net proceeds of $798,100.

On March 9, 2019, the Company issued a total of 147,250,382 shares of common stock to acquire the CBD Infusionz business. These shares were returned to the Company and cancelled as part of the disposition of the CBD Infusionz business on October 4, 2019.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Business

Golden Developing Solutions, Inc. (the “Company”) is developing an online retail business for CBD, hemp oil and health/wellness related products. Through our online retail business, we will offer a broad range of price-competitive products, including traditional vitamins, supplements, and CBD based tinctures, vapes, softgels, among other products.

We will sell our products and services through our Internet website (the "Website"). The Company is developing an online store whose merchandise includes hemp related products, CBD (Cannabidiol) related products and additional products focusing on health and lifestyle.

Initially, we intend to carry in excess of 10 products from two suppliers. We intend to place directed advertising throughout the online store. Advertising will originate through internet or direct-advertising sales by the Company. The company may also use social media outlets such as Facebook, Twitter and Instagram in an effort to attract customers with product specific advertisements or posts.

As an online retail store operating with distribution hub, we will be able to rapidly scale our products and services with minimal marginal costs. Each additional brand, category or product that we add to our platform adds negligible server hosting costs. It also allows us to have a virtual presence and exposure to every regulated cannabis market without establishing a costly physical presence in each state. This minimizes the costs of scaling and required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

We are a startup company in the cannabis industry. Our focus is to create online sales and marketing initiatives to build a dominate brand. Our oil and extracts division will focus on online sales of formulated CBD / hemp oil tinctures, softgels, capsules. We have our Website under development and anticipate to be online in the next few months. We are in the process of acquiring trademarks relative to our products. Agreements with raw material suppliers and related products have been obtained. All supply will come domestically with white label agreements when needed. Online Marketing program in place to drive fast paced growth plan in line with industry. Orders will be handled online and shipped via appropriate carriers from our inventory in leased warehouse. Drop shipping may be used during initial launch phases. Customers for CBD/hemp products expect the highest of quality and consistency and pricing is based on those levels. We expect to be price and quality competitive on the higher end of that scale. All product quality is 100% customer satisfaction guaranteed and products not deemed to be of quality can be returned for a refund. Quality and consistency of quality are needed to avoid returned product issues which could result in financial liability. Online payment gateway being established with backup vendor for online payment gateway in place as well.

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2019 and 2018:

	For the Year ended December 31,
	2019	2018	$ Change	% Change
Revenue	$–	$–	$–	–%
Cost of Revenue	–	–	–	–%
Gross loss	–	–	–	–%

Operating expenses
Professional fees	273,378	115,446	157,932	136.8%
General & administrative	1,287,932	909,315	378,617	41.6%
Total operating expenses	1,561,310	1,024,761	536,549	52.3%

Interest expense, net	(122,273)	(6,061)	(116,212)	1,917.3%
Net loss from discontinued operations, net of tax	(7,350,786)	(567,557)	(6,783,229)	1,195.2%

Net income (loss)	$(9,034,369)	$(1,598,379)	$(7,434,990)	776.4%

Operating expenses

Operating expenses increased by $536,549 for the year ended December 31, 2019, compared to the same period in 2018, listed below are the major changes to operating expenses:

Professional fees increased by $157,932 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to additional audit and accounting fees due to the acquisitions completed in 2019 and increase legal fees.

General and administrative expenses increased by $378,617 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to an increase in investor relations expense related to fundraising efforts of $292,000, increased consulting fees of $143,000, write downs of inventory of $91,000 related to the Pura Vida joint venture and $113,000 of lease expense, and payroll increases of $100,000, partially offset by lower stock-based compensation expense of $500,000.

Other income (expense)

Other income (expense) increased by $116,212 for the year ended December 31, 2019, compared to the same period in 2018, primarily as a result of interest expense on the notes payable issued to finance the asset purchase agreements related to the two acquisitions during the year and other convertible notes payable and the Company’s line of credit.

Liquidity and Capital Resources

The following is a summary of the cash and cash equivalents as of the years ended December 31, 2019 and 2018.

	As of
	December 31, 2019	December 31, 2018	$ Change
Cash and cash equivalents	$104,070	$3,880	$100,190

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018
Net cash used in operating activities from continuing operations	$(1,399,397)	$(529,053)
Net cash provided by (used in) operating activities from discontinued operations	537,158	(171,018)
Net cash used in investing activities from continuing operations	(75,000)	(12,068)
Net cash used in investing activities from discontinued operations	(29,755)	(170,000)
Net cash provided by financing activities from continuing operations	1,438,184	936,019
Net cash used in financing activities from discontinued operations	(371,000)	(50,000)
Net increase in cash and cash equivalents	$100,190	$3,880

Operating activities

Net cash used in operating activities was $862,239 for the year ended December 31, 2019, as compared to net cash used in operating activities of $700,071 during the same period in 2018. The current period cash outflows relate to the increase in operations of the Company during 2019, primarily related to payroll costs, professional fees and investor relations costs. The Company’s net loss of $9,034,369 included a total of $360,067 of non-cash expenses.

Investing activities

Net cash used in investing activities was $104,755 for the year ended December 31, 2019, as compared to net cash used in investing activities of $182,068 during the same period in 2018. This decrease is primarily due to $140,245 change in discontinued operations related to the cash paid to acquire Layer Six in 2018 and fixed asset purchases of the two business disposed of, and an increase of $62,932 in fixed asset purchases related to continuing operations

Financing activities

Net cash provided by financing activities was $1,067,184 for the year ended December 31, 2019, as compared to net cash provided by financing activities of $886,019 during the same period in 2018. The current period amounts consist of $1,519,100 in net proceeds from sale of common stock, $198,037 in net proceeds from lines of credit and notes payable and $125,000 from a convertible note payable. The Company paid a total of $379,871 against its various debt instruments during the year ended December 31, 2019, and paid $24,082 in deferred financing costs. The Company also paid $371,000 on acquisition notes related primarily to the Layer Six Acquisition that are classified as discontinued operations.

Going Concern

As of December 31, 2019, the Company had $104,070 cash and no revenue to meets its ongoing operating expenses, and liabilities of $5,317,483 of which $4,650,247 are due within 12 months, and of which $3,993,655 related to discontinued operations.

The financial statements for the years ended December 31, 2019 and 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

Unrecognized Tax Benefits

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2019 and 2018 and expects no significant change to the uncertain tax liability over the next twelve months.

Stock Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2019.

Revenue is recognized when control of the services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services.

Revenue is recognized based on the following five step model:

–       Identification of the contract with a customer

–       Identification of the performance obligations in the contract

–       Determination of the transaction price

–       Allocation of the transaction price to the performance obligations in the contract

–       Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Through the Layer Six business, the Company generates revenue from subscriptions to the Company’s online services and sales of cannabinoid products. Subscription revenue is recognized on a ratable basis over the contract term beginning on the date that the service is made available to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. For subscription revenue, the Company’s performance obligations are recognized over a time period equal to the length of the subscription period, which is generally 30 days. Revenue related to the sales of products are recognized at the point in time at which control transfers to the buyer.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2019, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2019 and December 31, 2018, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Use of Estimates

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

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments.

New Accounting Pronouncements

In preparing the financial statements, management considered all new pronouncements through the date of the report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-23, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, our sole executive officer (who serves as both principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses described below which have caused management to conclude that as of December 31, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Controls

During the fiscal year ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of January 26, 2021 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Stavros A. Triant	44	President, Secretary/ Treasurer, Chief Executive Officer (Principal E\xecutive Officer) and Chief Financial Officer (Principal Financial Officer)
John Sosville	46	Director

Background of Officers and Directors

Stavros A. Triant

Mr. Triant has substantial experience in finance, construction, manufacturing, and operations. Prior to joining the Company on January 2017, Mr. Triant served as vice president operations at Granite Financial Group from 1999 to 2004 overseeing options trading, proprietary market making, execution and transactions for small to medium corporations. From 2004 to 2009, Mr. Triant served as president of Pame, LLC, bringing a franchise service company from $300,000 per year to $6 million per year and from one location to five. From 2007 to 2015, Mr. Triant was a founding member and partner in Xarex, LLC, a window manufacturing/fabrication company with three locations and heavy logistical operations. From 2010 to 2012, Mr. Triant served as COO of Isaac Org, a family owned private equity company, tasked with operations and management of investments and negotiating private equity deals up to 50 million dollars. From 2011 to 2012, Mr. Triant served as Director of Operations of Live Ventures Incorporated, a Nasdaq company.

John Sosville

Mr. Sosville has been a member of the Board since September 21, 2018. He is an active Colorado business owner and operator, his current business which he has been Co-Owner and President of since 2016, LawCFO provides outsourced CFO and Managed Accounting Services to Law Firms. Mr. Sosville is also on the board of the Colorado Judicial Institute. John has also operated an M&A Advisory firm Platform Brokerage and his Consulting firm, Consultant Strategies since 2016. Mr. Sosville’s additional experience includes nearly twenty years of strategic and business development work for technology companies. Mr. Sosville is a Colorado licensed real estate broker. He was Executive Vice President of Envision IT Partners, an IT technology consulting firm. He earned his undergraduate degree from Ft. Lewis College. He also attended internationally at the Ecole Supérieure de Commerce International du Pas de Calais (ESCIP) in Longuenesse, France.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Annual Report, any failure to comply therewith during the fiscal year ended December 31, 2019. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock except that the following members of the Board of Directors never filed a Form 3 – Nick Kazerouni, Cyrus Raofpur, Vince Trapasso, and John Sosville. Messrs. Kazerouni, Raoufpur, and Trapasso are no longer members of the Board.

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Nevada corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2019 and 2018 (collectively, the “Named Executive Officers”) who served in such capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stavros Triant	2019	105,518							105,518
CEO and CFO	2018	60,954							60,954

David Lindauer	2019	154,784		80,000					234,784
Former CTO(1)	2018	39,708							39,708

Tyler Bartholomew	2019	143,364							143,364
Former CMO(2)	2018	39,755							39,755

1.	Mr. Lindauer resigned as Chief Technology Officer on October 31, 2019 and was removed as a Director of the Company on November 18, 2019.
2.	Mr. Bartholomew resigned as Chief Marketing Officer on October 31, 2019 and was removed as a Director of the Company on November 18, 2019.

Directors’ Compensation

None of our directors were paid any compensation for their service as directors during the year ended December 31, 2019. Mr. Trapasso resigned as a member of the Board in August 2019 and Messrs. Kazerouni and Raoufpur resigned as members of the Board in February 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth certain information regarding our voting shares beneficially owned as of January 26, 2021 and is based on 541,507,751 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of January 26, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 26, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 2303 Ranch Road 620 So, #160-143, Lakeway, TX 78734.

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of January 26, 2021.

Name and Address of Beneficial Owner	Common stock Owned Beneficially	Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Stavros Triant (1)	320,000,000	38.16%	1	100%
John Sosville	0
All directors and officers as a group (two persons)	320,000,000	38.16%	1	100%

(1)	Shares owned by Filakos Capital Investments, LLC, an entity over which Mr. Stavros has voting and investment control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction since June 30, 2017 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On November 1, 2016 the Company issued an unsecured $25,000 Promissory Note to Securities Compliance Group, Ltd. (the “Securities Compliance Note”) who at the time of issuance had board and voting control of the Company. The Securities Compliance Note was non-interest bearing and convertible at the lower of $0.0001 or the average of the price the Company sold stock for over the 60 days prior to conversion. Filakos Capital Investments, an entity beneficially owned and controlled by Stavros Triant, purchased the Securities Compliance Note from Securities Compliance Group, LTD in a private transaction for $5,000. The terms of the Note were unchanged in the private transaction. During the year ended December 31, 2018 the Securities Compliance Note was converted into 250,000,000 shares of common stock of the Company.

In May 2018, the Company issued a $70,025 Note payable to Stavros Triant, the Company’s CEO and Chairman. Additionally, $2,000 of expense was paid by the CEO on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2018, $2,237 was repaid resulting in a balance as of period end of $69,788.

During the year ended December 31, 2018, the Company paid $36,000 of consulting fees to a company controlled by Mr. Trapasso in connection with Mr. Trapasso’s work as an employee. The Company paid $18,000 prior to Mr. Trapasso’s appointment to the Board.

At closing of the Layer Six transaction on September 18, 2018, the Company, in connection with the WW Asset Purchase Agreements with WW: (i) issued Mr. Bartholomew 72,443,182 shares of our common stock with a fair value of $3,803,267.06

A company controlled by Mr. Sosville will receive total payments of $500,000 for his representation of the WW Owners in the Layer Six transaction. The Company will pay a total of $100,000 of this amount directly, with $20,000 having been paid at closing, and an additional $10,000 having been paid through December 31, 2018. The remaining $400,000 will be paid by the WW Owners which includes Messrs. Lindauer and Bartholomew. Subsequent to December 31, 2018, the Company paid an additional $19,500 to a company controlled by Mr. Sosville.

As part of the asset purchase transaction with Infusionz, a company controlled by Mr. Sosville will be paid a fee of $150,000 for his representation of the sellers of Infusionz.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, including review of our interim financial statements were $53,300 and $ 8,800, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for audit related fees during the fiscal years ended December 31, 2019 and 2018, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $0 for tax and fees during the fiscal years ended December 31, 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1

2.	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
4.3	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.1	10/15/2019
4.4	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.2	10/15/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Developing Solutions, Inc.

Date: March 2, 2021	By:	/s/ Stavros Triant
Stavros Triant
Chief Executive Officer, Chief Financial Officer Secretary, and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros Triant	Chief Executive Officer, Chief Financial Officer,	March 2, 2021
Stavros Triant	Secretary, Treasurer, and Director

/s/ John Sosville	Director	March 2, 2021
John Sosville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Golden Developing Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Developing Solutions, Inc. (the Company) as of December 31, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2019. As of December 31, 2019, the Company had a working capital deficit. These factors give rise to substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since December 18, 2019.

San Mateo, California

March 2, 2021

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$104,070	$3,880
Inventory	–	91,931
Assets held for sale - current	–	14,163

Total current assets	104,070	109,974

Property and equipment, net	75,000	10,460
Right of use asset - operating leases	866,251	–
Other assets	58,877	–
Assets held for sale - non current	4,520,928	8,856,998

Total assets	$5,625,126	$8,977,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,601	$62,055
Right of use liabilities - operating leases short-term	262,964	–
Line of credit	48,037	–
Notes payable - related party	6,117	69,788
Acquisition notes payable - short-term	100,500	70,000
Note payable, net of discount and deferred financing costs	16,469	45,978
Convertible notes payable, net	113,904	–
Liabilities held for sale - current	3,993,655	3,774,064

Total current liabilities	4,650,247	4,021,885

Right of use liabilities - operating leases, net of current portion	667,236	–

Total liabilities	5,317,483	4,021,885

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 814,426,284 and 544,842,571 issued and outstanding, respectively	66,717	54,484
Additional paid-in capital	10,956,552	6,582,320
Accumulated deficit	(10,661,370)	(1,678,091)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	361,899	4,958,713
Noncontrolling interest	(54,256)	(3,166)
Total stockholders' equity	307,643	4,955,547

Total liabilities and stockholders' equity	$5,625,126	$8,977,432

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	273,378	115,446
General and administrative	1,287,932	909,315

Total operating expenses	1,561,310	1,024,761

Loss From Continuing Operations	(1,561,310)	(1,024,761)

Other Income (Expense)
Interest expense, net	(122,273)	(6,061)

Net Loss From Continuing Operations	(1,683,583)	(1,030,822)

Net loss from discontinued operations, net of tax	(7,350,786)	(567,557)

Net Loss	(9,034,369)	(1,598,379)

Net loss attributed to noncontrolling interest	51,090	3,166

Net Loss Attributed to Golden Developing Solutions, Inc.	$(8,983,279)	$(1,595,213)

Net loss per share - basic and dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	747,880,625	186,754,910

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2017	–	$–	95,208,026	$9,521	$46,866	$(82,878)	$(26,491)	$–	$(26,491)

Contributions to capital by related party	–	–	–	–	28,591	–	28,591	–	28,591

Preferred shares issued for cash	1	–	–	–	232,500	–	232,500	–	232,500

Common shares issued for cash	–	–	29,180,000	2,918	597,772	–	600,690	–	600,690

Common shares issued for acquisition	–	–	170,454,545	17,045	5,096,591	–	5,113,636	–	5,113,636

Common shares issued for debt conversion	–	–	250,000,000	25,000	–	–	25,000	–	25,000

Stock-based compensation	–	–	–	–	580,000	–	580,000	–	580,000

Net loss	–	–	–	–	–	(1,595,213)	(1,595,213)	(3,166)	(1,598,379)

Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	122,333,331	12,233	1,506,867	–	1,519,100	–	1,519,100

Common shares issued for acquisition	–	–	147,250,382	14,725	2,621,057	–	2,635,782	–	2,635,782

Common shares returned and cancelled for business disposal			(147,250,382)	(14,725)	(799,664)	–	(814,389)	–	(814,389)

Stock-based compensation	–	–	–	–	1,045,972	–	1,045,972	–	1,045,972

Net loss	–	–	–	–	–	(8,983,279)	(8,983,279)	(51,090)	(9,034,369)

Balance December 31, 2019	1	$–	667,175,902	$66,717	$10,956,552	$(10,661,370)	$361,899	$(54,256)	$307,643

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,683,583)	$(1,030,822)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	10,460	1,608
Stock-based compensation	–	500,000
Amortization of right of use assets - operating leases	164,999	–
Amortization of debt discount and deferred financing costs	92,677	937
Inventory impairment	91,931
Net Changes in:
Inventory	–	(91,931)
Accounts payable and accrued expenses	84,046	91,155
Other assets	(58,877)	–
Right of use liabilities - operating leases	(101,050)	–
Net cash used in operating activities from continuing operations	(1,399,397)	(529,053)
Net cash used in operating activities from discontinued operations	537,158	(171,018)
Net cash used in operating activities	(862,239)	(700,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(75,000)	(12,068)
Net cash used in investing activities from continuing operations	(75,000)	(12,068)
Net cash used in investing activities from discontinued operations	(29,755)	(170,000)
Net cash used in investing activities	(104,755)	(182,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	–	70,025
Payments on related party loans	(101,171)	(2,237)
Net proceeds from line of credit	48,037	–
Proceeds from notes payable	150,000	50,000
Payments on notes payable	(259,200)	(1,460)
Proceeds from convertible notes payable	125,000	–
Payment of deferred financing costs	(24,082)	(3,499)
Payments on acquisition notes payable	(19,500)	(10,000)
Net proceeds from the sale of common shares	1,519,100	600,690
Proceeds from the sale of preferred shares	–	232,500
Net cash used in financing activities from continuing operations	1,438,184	936,019
Net cash used in financing activities from discontinued operations	(371,000)	(50,000)
Net cash provided by financing activities	1,067,184	886,019

NET CHANGE IN CASH AND CASH EQUIVALENTS	100,190	3,880

CASH AND CASH EQUIVALENTS, beginning of period	3,880	–

CASH AND CASH EQUIVALENTS, end of period	$104,070	$3,880

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$10,900	$–

Noncash activities
Expenses paid by shareholder	$37,500	$2,000
Contributions to capital by related party	$–	$28,591
Conversion of note payable	$–	$25,000
Note payable issued for acquisition	$2,400,000	$–
Notes payable issued for disposition of Infusionz business	$50,000	$–
Common stock issued for acquisition	$2,635,782	$5,113,636
Right of use assets and operating lese obligations recognized	$1,031,250	$–

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $789 of accounts payable as of December 31, 2019. Selling, general and administrative expense includes $102,391 of expense related to Pura Vida Vitamins, LLC, including depreciation expense of $10,460 and inventory impairment of $91,931.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

On October 4, 2019, the Company entered into a termination agreement related to its CBD Infusionz business to dispose of the operations of that business. See Note 3 for additional information.

On January 27, 2020, the Company entered into a termination agreement related to its Layer Six acquisition to dispose of the operations of that business. See Note 3 for additional information.

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

As of December 31, 2019, and December 31, 2018, inventory consists of the following components:

	December 31, 2019	December 31, 2018
Raw materials and supplies	$–	$36,624
Finished products	–	55,307

Total inventory	$–	$91,931

The Company fully impaired its inventory held by Pura Vida as of December 31, 2019

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the year ended December 31, 2019, the Company recognized an impairment loss of $2,204,160 related to the disposal of its CBD Infusionz business in October 2019, recognized an impairment loss of $3,456,170 related to the Layer Six Divestiture classified as held for sale as of December 31, 2019. See Note 3.

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The equipment will be depreciated over its estimated useful life when placed in service.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2019.

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

Performance Obligations

Through the Layer Six business, the Company generates revenue from subscriptions to the Company’s online services and sales of cannabinoid products. Subscription revenue is recognized on a ratable basis over the contract term beginning on the date that the service is made available to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. For subscription revenue, the Company’s performance obligations are recognized over a time period equal to the length of the subscription period, which is generally 30 days. Revenue related to the sales of products are recognized at the point in time at which control transfers to the buyer.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2019, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2019 and December 31, 2018, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Cost of Revenue. Cost of revenue includes costs of managed hosting providers and amortization of acquired software-related intangible assets, and personnel related costs associated with hosting our subscription services, maintenance and testing of the platform and providing technical support to customers. Additionally, cost of revenue includes all costs to purchase and assemble the cannabinoid-based products previously sold by the Company prior to the disposition of the Infusionz business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees. Advertising and promotional costs are expensed as incurred and totaled $26,844 and $13,500 in the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation. The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Basic Earnings (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended December 31,2019 and 2018, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

Related Parties. The registrant follows ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825 10 15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:

(a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

During the year ended December 31, 2019, the Company paid $100,288 and $36,000 of consulting fees to a company controlled by a Director of the Company. During the year ended December 31, 2018 $18,000 was paid prior to his appointment to the Board of Directors. Additionally, the Company paid $19,500 to the Director related to a note payable issued in connection with the Layer Six Acquisition

Recently Issued Accounting Standards.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of December 31, 2019, the Company had $104,070 cash and no revenue to meets its ongoing operating expenses, and liabilities of $5,317,483 of which $4,650,247 are due within 12 months, and of which $3,993,655 related to discontinued operations.

The financial statements for the years ended December 31, 2019 and 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

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

The aggregate consideration of $9,113,636 at closing for the acquisition consisted of:

-	$170,000 cash
-	$80,000 note payable accruing interest at 2% per year and a default rate of 18%, due within ninety dates of the acquisition date. The Company made payments of $19,500 during the year ended December 31, 2019 with $50,500 due as of December 31, 2019. The Company is in default of this agreement as of December 31, 2019.
-	$750,000 note payable accruing interest at 3% per year and a default rate of 15%, due in three equal monthly payments beginning October 1, 2018. The Company made payments of $266,500 during the year ended December 31, 2019, with a balance due of $432,989 as of December 31, 2019. The Company is in default of the agreement as of December 31, 2019.
-	$3,000,000 note payable accruing interest at 3% per year and a default rate of 15%, due in twelve equal monthly payments beginning January 1, 2019. No payments have been made to date and the Company is in default of the agreement as of December 31, 2019.
-	170,454,545 shares of common stock, fair value of $5,113,636 based on closing stock price on the date of acquisition

A company controlled by a Director of the Company will receive total payments of $500,000 for his representation of the sellers in the Layer Six Acquisition. The Company will pay a total of $100,000 of this amount directly, with $20,000 paid at closing, an additional $10,000 paid through December 31, 2018 and an additional $19,500 paid during the year ended December 31, 2019 in connection with the note payable described above. The remaining $400,000 will be paid by the sellers of Layer Six Media, Inc.

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

The Company entered into employment agreements with three employees of Layer Six Media. Each agreement was for a term of two years, with an annual salary of $150,000 per year. If the employee is terminated without cause, they will receive severance pay of five months salary. One employee’s agreement entitled them to receive annual stock grants on January 1, in an amount equal to $80,000 divided by the closing price of the Company’s stock price on December 31. The Company was due to issue 4,210,526 shares of stock for the award vesting on January 1, 2019. The Company recognized $80,000 of stock-based compensation during the year ended December 31, 2019, respectively, for the award expected to vest on January 1, 2020. No shares were issued through December 31, 2019 for these awards, and the right of the employee to receive those shares was rescinded as part of the Layer Six Divestiture.

Layer Six Divestiture

On January 27, 2020 (the “Closing Date”) the Company entered into an Asset Purchase Agreement (the “Layer Six Sale Agreement”) with Viath, LLC, a Colorado limited liability company (“Viath”) controlled by the original sellers of Layer Six, whereby the Company agree to sell the assets and liabilities associated with the Layer Six business.

The Termination Agreement provides that the Company will sell all of the Layer Six assets to Viath, along with release from all claims and certain litigation . The Termination Agreement also provides for the termination of the Employment Agreements between the Company and each of David Lindaur and Tyler Batholomew and Bill Anders.

The Layer Six Sale Agreement also provides that the associated members of Layer Six will return the 170,454,545 shares of common stock consideration granted to them pursuant to the Asset Purchase Agreement,. The fair value of the stock consideration to be returned to the Company is approximately $477,273 at the time of the Sale Agreement. These shares were returned to the Company and cancelled in February 2020.

As a result of this Termination Agreement, the assets and liabilities of the Layer Six operations have been reflected as assets and liabilities held for sale in the Company’s consolidated balance sheets as follows:

As of December 31, 2019
Property and Equipment, net	$5,191
Intangible assets, net	2,985,271
Goodwill	1,530,466
Assets held for sale	4,520,928

Accounts Payable and accrued expenses	560,666
Acquisition notes payable	3,432,989
Liabilities related to assets held for sale	$3,993,655

The Layer Six Termination Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Infusionz operations have been reflected as discontinued operations in the Company’s condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations are presented in the following table for the years ended December 31, 2019 and 2018.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenue	$1,943,555	$265,573
Cost of Revenue	(967,527)	(277,769)
Gross Profit (Loss)	976,028	(12,196)
Selling, general and administrative	1,247,374	523,522
Impairment loss	3,456,170	–
Operating loss	$(271,346)	$(535,718)
Interest expense	521,288	31,839
Net loss from discontinued operations	$(4,248,804)	$(567,557)

During the year ended December 31, 2019, the Company recorded an impairment loss on its goodwill balance related to the Layer Six Acquisition of $3, 456,170, based on an analysis of the consideration received in January 2020 related to the Sale agreement.

Infusionz Acquisition

In March 2019, the Company purchased the assets of CBD Infusionz, LLC, a Colorado based company. The transaction was accounted for as a business combination.

The aggregate consideration for the Infusionz Acquisition was as follows:

Amount
147,250,382 shares of common stock	$2,635,782
Note payable	2,400,000
Total consideration transferred	$5,035,782

The note payable was unsecured, bears interest at 3% per year and is due in 24 equal monthly installments beginning in June 2019. The Company paid $100,000 on this note during the year ended December 31, 2019, and the Company was in default of this obligation as of December 31, 2019. Interest accrues at 15% per year in the event of default.

In conjunction with the Infusions Acquisition, the Company agreed to fund the new subsidiary with $300,000 of cash, with $150,000 provided during the year ended December 31 2019. These transactions were recorded as intercompany transactions and eliminate upon consolidation. The Company entered into an employment with two employees of CBD Infusionz. The employees were to receive a combined total salary of $270,000 per year over the two-year term of the agreement, with automatic one-year renewals thereafter. The Company issued a total 112,994,350 stock options with exercise prices of $0.018 to two employees of Infusionz LLC, with half vested immediately upon execution of the agreement, and the remainder vesting monthly over a two year term. The options had a 10 year exercise period, and an exercise price based on the closing price of the Company’s stock at the execution of the agreement. See Note 6.

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

The Termination Agreement provides that Infusionz and all associated members returned the 147,250,382 shares of common stock consideration granted to them pursuant to the Asset Purchase Agreement., which were cancelled. Additionally, the stock options previously awarded to certain employees of CBD Infusionz described above were cancelled. The fair value of the stock and option consideration returned to the Company was $814,389. The Termination Agreement provides that Infusionz will release the Company from the promissory note issued as payment for the assets pursuant to the Asset Purchase Agreement (the “Original Note”) and any and all obligations therein. The Termination Agreement provides that the Company will issue two unsecured promissory notes to Infusionz each in the principal amount of $25,000 with neither of these notes being convertible (the “Notes”). The Termination Agreement further provides that the Company will assign, and Infusionz will assume, certain assets and contracts as defined therein.

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

As a result of this Termination Agreement, the assets and liabilities of the Infusionz operations that were transferred to the sellers of CBD Infusionz were as follows:

Accounts Receivable	$67,485
Inventory	221,284
Due from Sellers of CBD Infusionz, LLC	143,791
Property and Equipment, net	50,185
Goodwill	2,711,460
Accounts Payable and accrued expenses	(73,983)
Acquisition notes payable	(2,300,000)
Other Liabilities	(15,000)
Net assets disposed	$805,222

The Infusionz Termination Agreement qualified as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Infusionz operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations of Infusionz are presented in the following table for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenue	$3,083,027	$–
Cost of Revenue	(1,537,235)	–
Gross Profit	1,545,792	–
Selling, general and administrative	2,404,861	–
Impairment loss	2,204,160	–
Operating loss	$(3,063,229)	$–
Interest expense	(38,753)	–
Net loss from discontinued operations	$(3,101,982)	$–

During the three months ended September 30, 2019, the Company recorded an impairment loss on its goodwill balance related to the Infusionz Acquisition of $2,204,160, based on an analysis of the consideration received in October 2019 related to the Termination agreement.

NOTE 4 – INTANGIBLE ASSETS – ASSETS HELD FOR SALE

Intangible assets included within assets held for sale consisted of the following as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$526,354	$1,205,521
Tradenames and trademarks	270,000	34,875	241,875
Software enterprise platform	2,220,000	573,500	1,757,500
	$4,120,000	$1,134,729	$3,204,896

	As of December 31, 2018
	Cost	Accumulated Amortization	Carrying Value
Customer list	$1,630,000	$118,854	$1,103,646
Tradenames and trademarks	270,000	7,875	235,125
Software enterprise platform	2,220,000	129,500	1,646,500
	$4,120,000	$256,229	$2,985,271

Amortization expense included within net loss from discontinued operations for the years ended December 31, 2019 and 2018 was $878,500 and $256,229, respectively. For the years ended December 31, 2019 and 2018, $444,000 and $129,500, respectively, of amortization expense is included in cost of sales related to the software enterprise platform, with the remainder included in general and administrative expenses as a component of net loss from discontinued operations.

NOTE 5 – DEBT

Notes Payable

During the year ended December 31, 2018, the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds and must repay $70,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $292 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $20,000 and paid deferred financing costs of $3,499 during the year ended December 31, 2018. The loan was paid in full during the year ended December 31, 2019, and the Company amortized remaining debt discount of $19,167 and deferred financing fees of $3,395 through the repayment date.

On January 29, 2019, the Company entered into a future revenue financing arrangement. The Company received $50,000 in cash proceeds and must repay $71,500. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $550 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $21,500 and paid deferred financing costs of $3,544. The loan was paid in full during the year ended December 31, 2019, and the Company amortized remaining debt discount of $21,500 and deferred financing fees of $3,544 through the repayment date.

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The Company made repayments of $57,594 during the year ended December 31, 2019 and has amortized $17,709 of debt discount and $2,388 of deferred financing costs. As of December 31, 2019, outstanding principal on this note was $81,406, unamortized debt discount was $21,291 and unamortized deferred financing costs were $2,750.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2019, $40,396 was repaid resulting in a balance as of December 31, 2019 of $29,392.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. The line of credit matures in September 2020, and the Company may pay interest of up to $12,000. The Company has net borrowings of $48,037 outstanding as of December 31, 2019, leaving an available borrowing amount of $48,263.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading price during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $11,096 as of December 31, 2019 related to this convertible note, with $4,404 of amortization of debt discount during the year ended December 31, 2019.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2018, the CEO paid or contributed $27,211 of expense for the Company’s benefit. The contribution was recorded to Additional Paid in Capital.

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

During the year ended December 31, 2019, the Company issued 122,333,331 shares of common stock in exchange for cash proceeds of $1,519,100. The Company also issued 147,250,382 shares of common stock to the sellers of the CBD Infusionz, with a fair value of $2,635,782. As part of the Termination Agreement signed in October 2019, 147,250,382 of these shares were returned to the Company and cancelled

During the year ended December 31, 2018, the Company awarded 20,000,000 shares of Common Stock in exchange for services. The shares were valued at $500,000, with expense recognized during the year ended December 31, 2018. These shares were not yet issued as of December 31, 2019. During the year ended December 31, 2018 the Company sold 29,180,000 shares of Common Stock in exchange for $600,690 of net cash proceeds. The Company also issued 250,000,000 shares of common stock during the year months ended December 31, 2018 related to conversion of a note payable held by a related party, Filakos Capital investments.

The Company was also due to issue 4,210,526 shares to a seller of the Layer Six business, which were not issued during the year ended December 31, 2019. The Company recognized $80,000 of expense during the year ended December 31, 2018 related to these shares which vested on January 1, 2019. The Company recognized an additional $80,000 of stock-based compensation expense during the year ended December 31, 2019 for shares to be issued to this employee that will vest on January 1, 2020. The shares were not issued, and the employee no longer has a right to the shares as a result of the Layer Six Divestiture

Stock Options

As discussed in Note 3, the Company committed to awarding a total of 112,994,350 stock options to two employees of Infusionz LLC as part of their employment agreements with the Company. The options have an exercise price based on the closing price at the vesting date, a term of 10 years, with half awarded and vesting at issuance and the remainder vesting in equal monthly installments over a two-year period from the acquisition date. During the year ended December 31, 2019, a total of 74,341,809 options vested, with a fair value of $965,972 estimated using the Black-Scholes option pricing model and the following assumptions: volatility of between 69.1% and 70.25% based on a comparable company peer group, expected term of 10 years, risk-free rate of between 1.5% and 2.6%, and a dividend yield of 0%.

As part of the Termination Agreement discussed in Note 3, these options were cancelled entirely, and no further options can be earned by the two former employees.

The following summarizes stock option activity during the year ended December 31, 2019:

Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	–	$–	$–
Granted	74,341,809	0.017	0.013
Cancelled	(74,341,809)	(0.017)	(0.013)
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2019	–	$–	$–
Exercisable at December 31, 2019	–	$–	$–

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2019 and expects no significant change to the uncertain tax liability over the next twelve months.

The cumulative net operating loss carryforward is approximately $2,332,000 at December 31, 2019 and will expire beginning in the year 2037.

	December 31, 2019	December 31, 2018

Deferred tax asset	$490,000	$224,000
Valuation allowance	(490,000)	(224,000)

Net deferred tax asset	$–	$–

NOTE 8 - LEASES

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

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. The Company has an option to acquire the leased premises at the conclusion of the lease for a purchase price of $3,500,000. Under ASC 842, this lease was determined to be an operating lease, and a right of use asset and lease liability of $928,372 was recognized at commencement of the lease. The Company did not consider the purchase option to be reasonably certain of exercise in its analysis of the lease. The Company paid a security deposit of $58,749 at commencement, along with first and last month’s rent, for a total of $102,000.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at December 31, 2019:

Lease Position	December 31, 2019

Operating lease right-of-use assets	$866,251
Right of use liability operating lease short term	$262,963
Right of use liability operating lease long term	667,236
Total operating lease liabilities	$930,199

The Company recognized operating lease cost of $113,807 for the year ended December 31, 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company’s operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 10% as of December 31, 2019.

The following table provides the maturities of lease liabilities at December 31, 2019:

Maturity of Lease Liabilities at December 31, 2019	Operating Leases
2020	$369,882
2021	270,898
2022	266,716
2023	231,703
2024	–
2025 and thereafter	–
Total future undiscounted lease payments	$1,139,199
Less: Interest	(209,000)
Present value of lease liabilities	$930,199

At December 31, 2019, the Company had no additional leases which had not yet commenced.

NOTE 9 - CONTINGENCIES

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

The litigation involving Layer Six Media was dismissed following the Company entering into a sales agreement with Viath LLC. See Note 10.

NOTE 10 - SUBSEQUENT EVENTS

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date.

On January 27, 2020, the Company executed a sale agreement related to the Layer Six Acquisition, whereby all related assets and liabilities were transferred to Viath, LLC, a Company controlled by the former owners of Layer Six. Additionally, all litigation between the Company and the sellers of Layer Six was disposed of, and 170,454,545 shares of common stock held by the sellers were returned and cancelled. See Note 3.

In February 2020, the Company entered into a financial advisory and placement services, whereby the service provider will receive $15,000 per month of cash for a period of 18 months and an award of 20,000,000 shares of common stock, which were issued on February 28, 2020. The service provider will also earn a placement fee from and fundraising efforts closed through any financing source it introduces to the Company, equal to 10% of the gross amount of investment, payable in cash.

On February 28, 2020, the Company issued a total of 24,786,395 shares of common stock to a consulting firm for investor relations services rendered.

As of October 29, 2020, there were 541,507,751 shares of common stock outstanding.

