Form 10-K/A
period 2019-12-31
Golden Developing Solutions, Inc.
filed 2021-07-29
CIK 1736865

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

EXPLANATORY NOTE

This Amendment to Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2019, filed on March 2, 2021 (the “Original 10-K”) of Golden Developing Solutions, Inc. (the “Company”). The Original 10-K was inadvertently filed without management having procured written consent from the Company’s auditors to include their report in the filing.

For convenience, this Amendment sets forth the original filing in its entirety as amended where necessary to reflect the Amendment. The following sections were revised to reflect the amendment:

Certain expense were over accrued and have been de-recognized; accordingly the Company’s financial condition at December 31, 2019, and result of operations for the year then ended have been adjusted leading to reduction of the Company’s losses and concurrently decreasing the Company’s accumulated deficit.

Part II, Item 9A. CONTROLS AND PROCEDURES

•       Changes were made to include the disclosure under the Controls and Procedures for the year ended December 31, 2020, which was inadvertently omitted in the Original 10-K.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 23, 2021, if any. The Original 10-K has not been amended or updated to reflect events occurring after March 2, 2021, except as specifically set forth in this Amendment.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2019 and 2018:

	For the Year ended December 31,
	2019	2018	$ Change	% Change
Revenue	$–	$–	$–	–%
Cost of Revenue	–	–	–	–%
Gross loss	–	–	–	–%

Operating expenses
Professional fees	268,378	115,446	152,932	132.5%
General & administrative	1,287,932	909,315	378,617	41.6%
Total operating expenses	1,556,310	1,024,761	531,549	51.9%

Interest expense, net	(122,273)	(6,061)	(116,212)	1,917.3%
Net loss from discontinued operations, net of tax	(7,350,786)	(567,557)	(6,783,229)	1,195.2%

Net income (loss)	$(9,029,369)	$(1,598,379)	$(7,430,990)	64.9%

Operating expenses

Operating expenses increased by $531,549 for the year ended December 31, 2019, compared to the same period in 2018, listed below are the major changes to operating expenses:

Professional fees increased by $152,932 for the year ended December 31, 2019, compared to the same period in 2018, primarily due to additional audit and accounting fees due to the acquisitions completed in 2019 and increase legal fees.

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

Operating activities

Net cash used in operating activities was $862,239 for the year ended December 31, 2019, as compared to net cash used in operating activities of $700,071 during the same period in 2018. The current period cash outflows relate to the increase in operations of the Company during 2019, primarily related to payroll costs, professional fees and investor relations costs. The Company’s net loss of $9,029,369 included a total of $360,067 of non-cash expenses.

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

Going Concern

As of December 31, 2019, the Company had $104,070 cash and no revenue to meets its ongoing operating expenses, and liabilities of $5,312,483 of which $4,645,247 are due within 12 months, and of which $3,993,655 related to discontinued operations.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We have also identified that we have not established a formal process that management has obtained approval from all it professional services that help to ensure accuracy and completeness of the report prior to it being filed is a material weakness in its systems of internal controls over financial reporting.

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

Golden Developing Solutions, Inc.

Date: July 29, 2021	By:	/s/ Stavros Triant
Stavros Triant
Chief Executive Officer, Chief Financial Officer Secretary, and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros Triant	Chief Executive Officer, Chief Financial Officer,	July 29, 2021
Stavros Triant	Secretary, Treasurer, and Director

/s/ John Sosville	Director	July 29, 2021
John Sosville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
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

San Mateo, California

July 19, 2021

F-2

Report of Independent Registered Public Accounting Firm

[MALONEBAILEY REPORT TO BE ADDED]

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$104,070	$3,880
Inventory	–	91,931
Assets held for sale - current	–	14,163

Total current assets	104,070	109,974

Property and equipment, net	75,000	10,460
Right of use asset - operating leases	866,251	–
Other assets	58,877	–
Assets held for sale - non current	4,520,928	8,856,998

Total assets	$5,625,126	$8,977,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,601	$62,055
Right of use liabilities - operating leases short-term	262,964	–
Line of credit	48,037	–
Notes payable - related party	6,117	69,788
Acquisition notes payable - short-term	100,500	70,000
Note payable, net of discount and deferred financing costs	16,469	45,978
Convertible notes payable, net	113,904	–
Liabilities held for sale - current	3,993,655	3,774,064

Total current liabilities	4,645,247	4,021,885

Right of use liabilities - operating leases, net of current portion	667,236	–

Total liabilities	5,312,483	4,021,885

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 667,175,901 and 544,842,571 issued and outstanding, respectively	66,717	54,484
Additional paid-in capital	10,956,552	6,582,320
Accumulated deficit	(10,656,370)	(1,678,091)

Total stockholders' equity attributable to Golden
Developing Solutions, Inc. stockholders	366,899	4,958,713
Noncontrolling interest	(54,256)	(3,166)
Total stockholders' equity	312,643	4,955,547

Total liabilities and stockholders' equity	$5,625,126	$8,977,432

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	268,378	115,446
General and administrative	1,287,932	909,315

Total operating expenses	1,556,310	1,024,761

Loss From Continuing Operations	(1,556,310)	(1,024,761)

Other Income (Expense)
Interest expense, net	(122,273)	(6,061)

Net Loss From Continuing Operations	(1,678,583)	(1,030,822)

Net loss from discontinued operations, net of tax	(7,350,786)	(567,557)

Net Loss	(9,029,369)	(1,598,379)

Net loss attributed to noncontrolling interest	51,090	3,166

Net Loss Attributed to Golden Developing Solutions, Inc.	$(8,978,279)	$(1,595,213)

Net loss per share - basic and dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	747,880,625	186,754,910

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2017	–	$–	95,208,026	$9,521	$46,866	$(82,878)	$(26,491)	$–	$(26,491)

Contributions to capital by related party	–	–	–	–	28,591	–	28,591	–	28,591

Preferred shares issued for cash	1	–	–	–	232,500	–	232,500	–	232,500

Common shares issued for cash	–	–	29,180,000	2,918	597,772	–	600,690	–	600,690

Common shares issued for acquisition	–	–	170,454,545	17,045	5,096,591	–	5,113,636	–	5,113,636

Common shares issued for debt conversion	–	–	250,000,000	25,000	–	–	25,000	–	25,000

Stock-based compensation	–	–	–	–	580,000	–	580,000	–	580,000

Net loss	–	–	–	–	–	(1,595,213)	(1,595,213)	(3,166)	(1,598,379)

Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	122,333,330	12,233	1,506,867	–	1,519,100	–	1,519,100

Common shares issued for acquisition	–	–	147,250,382	14,725	2,621,057	–	2,635,782	–	2,635,782

Common shares returned and cancelled for business disposal			(147,250,382)	(14,725)	(799,664)	–	(814,389)	–	(814,389)

Stock-based compensation	–	–	–	–	1,045,972	–	1,045,972	–	1,045,972

Net loss	–	–	–	–	–	(8,978,279)	(8,978,279)	(51,090)	(9,029,369)

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(1,678,583)	$(1,030,822)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	10,460	1,608
Stock-based compensation	–	500,000
Amortization of right of use assets - operating leases	164,999	–
Amortization of debt discount and deferred financing costs	92,677	937
Inventory impairment	91,931
Net Changes in:
Inventory	–	(91,931)
Accounts payable and accrued expenses	79,046	91,155
Other assets	(58,877)	–
Right of use liabilities - operating leases	(101,050)	–
Net cash used in operating activities from continuing operations	(1,399,397)	(529,053)
Net cash used in operating activities from discontinued operations	537,158	(171,018)
Net cash used in operating activities	(862,239)	(700,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(75,000)	(12,068)
Net cash used in investing activities from continuing operations	(75,000)	(12,068)
Net cash used in investing activities from discontinued operations	(29,755)	(170,000)
Net cash used in investing activities	(104,755)	(182,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	–	70,025
Payments on related party loans	(101,171)	(2,237)
Net proceeds from line of credit	48,037	–
Proceeds from notes payable	150,000	50,000
Payments on notes payable	(259,200)	(1,460)
Proceeds from convertible notes payable	125,000	–
Payment of deferred financing costs	(24,082)	(3,499)
Payments on acquisition notes payable	(19,500)	(10,000)
Net proceeds from the sale of common shares	1,519,100	600,690
Proceeds from the sale of preferred shares	–	232,500
Net cash used in financing activities from continuing operations	1,438,184	936,019
Net cash used in financing activities from discontinued operations	(371,000)	(50,000)
Net cash provided by financing activities	1,067,184	886,019

NET CHANGE IN CASH AND CASH EQUIVALENTS	100,190	3,880

CASH AND CASH EQUIVALENTS, beginning of period	3,880	–

CASH AND CASH EQUIVALENTS, end of period	104,070	$3,880

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$10,900	$–

Noncash activities
Expenses paid by shareholder	$37,500	$2,000
Contributions to capital by related party	$–	$28,591
Conversion of note payable	$–	$25,000
Note payable issued for acquisition	$2,400,000	$–
Notes payable issued for disposition of Infusionz business	$50,000	$–
Common stock issued for acquisition	$2,635,782	$5,113,636
Right of use assets and operating lese obligations recognized	$1,031,250	$–

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of December 31, 2019, the Company had $104,070 cash and no revenue to meets its ongoing operating expenses, and liabilities of $5,312,483 of which $4,645,247 are due within 12 months, and of which $3,993,655 related to discontinued operations.

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

During the year ended December 31, 2019, the Company issued 122,333,330 shares of common stock in exchange for cash proceeds of $1,519,100. The Company also issued 147,250,382 shares of common stock to the sellers of the CBD Infusionz, with a fair value of $2,635,782. As part of the Termination Agreement signed in October 2019, 147,250,382 of these shares were returned to the Company and cancelled

During the year ended December 31, 2018, the Company awarded 20,000,000 shares of Common Stock in exchange for services. The shares were valued at $500,000, with expense recognized during the year ended December 31, 2018. These shares were not yet issued as of December 31, 2019. During the year ended December 31, 2018 the Company sold 29,180,000 shares of Common Stock in exchange for $600,690 of net cash proceeds. The Company also issued 250,000,000 shares of common stock during the year months ended December 31, 2018 related to conversion of a note payable held by a related party, Filakos Capital investments.

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

