Form 10-Q
period 2020-03-31
Golden Developing Solutions, Inc.
filed 2021-07-29
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2021
Common Stock, $.0001 par value	741,962,296

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$21,604	$104,070
Inventory	–	–
Assets held for sale - current	–	–

Total current assets	21,604	104,070

Property and equipment, net	–	75,000
Right of use asset - operating leases	–	866,251
Other assets	–	58,877
Assets held for sale - non current	–	4,520,928

Total assets	$21,604	$5,625,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$114,532	$103,601
Right of use liabilities - operating leases short-term	242,001	262,964
Line of credit	68,829	48,037
Notes payable - related party	6,117	6,117
Acquisition notes payable - short-term	50,000	100,500
Note payable, net of discount and deferred financing costs	15,214	16,469
Convertible notes payable, net	155,389	113,904
Liabilities held for sale - current	–	3,993,655

Total current liabilities	652,082	4,645,247

Right of use liabilities - operating leases, net of current portion	–	667,236

Total liabilities	652,082	5,312,483

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 541,507,751 and 667,175,901 issued and outstanding, respectively	54,150	66,717
Additional paid-in capital	10,540,940	10,956,552
Accumulated deficit	(11,171,312)	(10,656,370)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(576,222)	366,899
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(630,478)	312,643

Total liabilities and stockholders' equity	$21,604	$5,625,126

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2020 and 2019

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	15,888	72,810
General and administrative	349,091	281,049

Total operating expenses	364,979	353,859

Loss From Continuing Operations	(364,979)	(353,859)

Other Income (Expense)
Loss on lease settlement	(179,684)	–
Interest expense, net	(15,288)	(14,924)

Net Loss From Continuing Operations	(559,951)	(368,783)

Net loss from discontinued operations, net of tax	45,009	(1,200,327)

Net Loss	(514,942)	(1,569,110)

Net loss attributed to noncontrolling interest	–	196

Net Loss Attributed to Golden Developing Solutions, Inc.	$(514,942)	$(1,568,914)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$0.00	$(0.00)

Weighted average shares outstanding - basic and dilutive	594,888,001	606,985,257

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	Non Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	69,000,000	6,900	714,100	–	721,000	–	721,000

Common shares issued for acquisition	–	–	147,250,382	14,725	2,585,275	–	2,600,000	–	2,600,000

Stock-based compensation	–	–	–	–	796,808	–	796,808	–	796,808

Net loss	–	–	–	–	–	(1,568,914)	(1,568,914)	(196)	(1,569,110)

Balance March 31, 2019	1	$–	761,092,953	$76,109	$10,678,503	$(3,247,005)	$7,507,607	$(3,362)	$7,504,245

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	94,615	–	99,094	–	99,094

Net loss	–	–	–	–	–	(514,942)	(514,942)	–	(514,942)

Balance March 31, 2020	1	$–	541,507,751	$54,150	$10,540,940	$(11,171,312)	$(576,222)	$(54,256)	$(630,478)

  The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(559,951)	$(368,783)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	–	954
Stock-based compensation	99,094	–
Amortization of right of use assets - operating leases	72,459	–
Amortization of debt discount and deferred financing costs	7,856	14,531
Loss on equipment disposal	75,000	–
Loss on lease settlement	179,684	–
Net Changes in:
Accounts payable and accrued expenses	10,931	230,076
Deferred revenue	–	–
Other liabilities	–	–
Due to Infusionz sellers	–	–
Deposit on acquisition	–	–
Other assets	–	–
Right of use liabilities - operating leases	–	–
Net cash used in operating activities from continuing operations	(114,927)	(123,222)
Net cash used in operating activities from discontinued operations	(5,491)	(297,636)
Net cash used in operating activities	(120,418)	(420,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	–	(11,775)
Net proceeds from line of credit	20,792	–
Proceeds from notes payable	–	50,000
Payments on notes payable	(19,840)	(40,912)
Proceeds from convertible notes payable	37,000	–
Payment of deferred financing costs	–	(3,544)
Payments on acquisition notes payable	–	(15,000)
Net proceeds from the sale of common shares	–	721,000
Net cash used in financing activities from continuing operations	37,952	699,769
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	554,769

NET CHANGE IN CASH AND CASH EQUIVALENTS	(82,466)	133,911

CASH AND CASH EQUIVALENTS, beginning of period	104,070	3,880

CASH AND CASH EQUIVALENTS, end of period	21,604	$137,791

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Note payable issued for acquisition	$–	$2,400,000
Common stock issued for acquisition	$–	$2,600,000

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the sale of the Company’s Infusionz operations in October 2019 and from the sale of the Layer Six business in January 2020. See Note 3.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $789 of accounts payable as of March 31, 2020 and December 31, 2019. Selling, general and administrative expense includes $0 and $392 of expense related to Pura Vida Vitamins, LLC for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The deposit was lost during the three months ended March 31, 2020 and the equipment was written off.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of March 31, 2020.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2020, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At March 31, 2020 and December 31, 2019, the Company did not have revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the three months ended March 31, 2020 and 2019, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of March 31, 2020, the Company had $21,604 cash and no revenue to meets its ongoing operating expenses, and liabilities of $652,082 which are due within 12 months.

The financial statements for the three months ended March 31, 2020 and 2019 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DIVESTITURES

Layer Six Divestiture

On January 27, 2020 (the “Closing Date”) the Company entered into an Asset Purchase Agreement (the “Layer Six Sale Agreement”) with Viath, LLC, a Colorado limited liability company (“Viath”) controlled by the original sellers of Layer Six, whereby the Company agree to sell the assets and liabilities associated with the Layer Six business that was acquired in 2018.

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

The Notes became effective as of the Closing Date, and both Notes are due and payable on December 31, 2019 (the “Maturity Dates”). The Notes entitles Infusionz to 3% interest per annum. Upon an Event of Default (as defined in the Notes), the Notes entitle Infusionz to interest at the rate of 15% per annum. The Company may prepay the principal outstanding together with accrued and unpaid interest in whole or in part at anytime without penalty or premium pursuant to the terms of the Notes. In the event of a default, without demand, presentment or notice, the Note shall become immediately due and payable. The Company is in default of these notes payable

The Infusionz Termination Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Infusionz operations have been reflected as discontinued operations in the Company’s condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$19,970	$559,259
Cost of Revenue	–	(426,084)
Gross Profit (Loss)	19,970	133,175
Selling, general and administrative	25,461	1,194,556
Impairment loss	–	–
Operating loss	$(5,491)	$(1,061,381)
Gain on extinguishment of liabilities	50,500	–
Interest expense	–	(138,946)
Net loss from discontinued operations	$45,009	$(1,200,327)

NOTE 5 - DEBT

Notes Payable

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The loan was repaid in full during the three months ended March 31, 2020, and remaining discount and deferred financing costs of $3,371 were amortized to interest expense.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. As of March 31, 2020 and December 31, 2019, the Company owed $6,117 on this note payable.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. As of March 31, 2020, the Company owed $68,829 on this line of credit. In April 2020, the line of credit was terminated, and in February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance in full.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading price during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $7,242 as of March 31, 2020 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $2,369 as of March 31, 2020.

NOTE 6 - STOCKHOLDERS EQUITY

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

In February 2020, the Company entered into a financial advisory and placement services, whereby the service provider will receive $15,000 per month of cash for a period of 18 months and an award of 20,000,000 shares of common stock, which were issued on February 28, 2020, with a fair value of $52,000. The service provider will also earn a placement fee from and fundraising efforts closed through any financing source it introduces to the Company, equal to 10% of the gross amount of investment, payable in cash.

On February 28, 2020, the Company issued a total of 24,786,395 shares of common stock to a consulting firm for investor relations services rendered, with a fair value of $47,094.

During the three months ended March 31, 2019, the Company issued 69,000,000, shares of common stock in exchange for cash proceeds of $721,000.

As of March 31, 2020, there were 541,507,751 shares of common stock outstanding.

Series A Preferred Stock

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

NOTE 7 -LEASES

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

During the three months ended March 31, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement.

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. During the three months ended March 31, 2020, the Company was notified by its landlord to vacate the premises and lost the use of the asset. The landlord subleased the property, and agreed to accept one year of payments as final settlement of the lease. The Company recognized a loss on settlement of $172,740 related to this lease.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at March 31, 2020 and December 31, 2019:

Lease Position	March 31, 2020	December 31, 2019

Operating lease right-of-use assets	$–	$866,251
Right of use liability operating lease short term	$242,001	$262,964
Right of use liability operating lease long term	–	$667,236
Total operating lease liabilities	$242,001	$1,796,451

The Company recognized operating lease cost of $72,460 and $12,404 for the three months ended March 31, 2020 and 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at March 31, 2020:

Maturity of Lease Liabilities at March 31, 2020	Operating Leases
2020	$242,001
2021	–
2022	–
2023	–
2024	–
2025 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At March 31, 2020, the Company had no additional leases which had not yet commenced.

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

NOTE 9 - SUBSEQUENT EVENTS

In March 2021, the Company entered into a Senior Secured convertible promissory note for an aggregate principal amount of $588,235. The note had an original issue discount of $88,235, bears interest at the greater of Prime plus 8% or 14%. The cash proceeds are to be distributed in tranches, with the first tranche of $65,000 being advanced in March 2021, with $15,000 of the amount paying legal fees related to the note payable. Each tranche has a maturity date of 9 months from the date of funding of that tranche. The principal and accrued interest are convertible into shares of the Company’s common stock at a fixed price of $0.002. In the event of default, the conversion price will be 60% of the lowest intraday rice during the previous 21 days from conversion. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The holder of these notes is not permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company issued 30,000,000 shares of stock to the lender as a deferred finance cost and granted a warrant to purchase 25,000,000 shares of common stock at a fixed price of $0.006 for a period of 10 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The lender will received an additional 25,000,000 warrants upon fully funding the convertible note payable.

In April 2020, the Company’s line of credit was terminated by the lender. In February 2021, the Company’s CEO paid $25,200 to settle the current balance including accrued interest of $83,817 in full on behalf of the Company.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $349,091 and $281,049, respectively for the three months ended March 31, 2020 and 2019, an increase of $68,042.

Professional fees

Professional fees amounted to $15,888 and $72,810 respectively for the three months ended March 31, 2020 and 2019. The decrease of $56,922 was due to reduces operations in the current period associated with disposing of the Company’s two previous businesses.

Interest expense

Interest expense was $15,288 and $14,924 for the three months ended March 31, 2020, and 2019, respectively.

Net Loss From Discontinued Operations

Net income from discontinued operations was $45,009 compared to a loss from discontinued operations of $1,200,327 for the three months ended March 31, 2020 and 2019, respectively. The prior year consisted of gross profit of $133,175, offset by general and administrative costs of $1,194,556, of which $796,808 was stock-based compensation to the previous owners of Infusionz and LayerSix. The Company recognized a gain in the current period due to the extinguishment of liabilities.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Net cash used in operating activities from continuing operations	$(114,927)	$(123,222)
Net cash used in operating activities from discontinued operations	(5,491)	(297,636)
Net cash used in operating activities	(120,418)	(420,858)
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	–	–
Net cash used in financing activities from continuing operations	37,952	669,769
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	554,769

Operating Activities

The cash used in operating activities from continuing operations of $114,927 for the three months ended March 31, 2020 was primarily due general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $37,952 during the three months ended March 31, 2020 was primarily from the proceeds of $37,000 from issuance of a convertible note, and net borrowings on the line of credit of $20,792, partially offset by payments on notes payable of $19,840.

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

Going Concern

As of March 31, 2020, the Company had $21,604 of cash and had no revenue during the three months ended March 31, 2020 to meets its ongoing operating expenses and liabilities of $652,082 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2019, and our unaudited financial statements for the quarter ended three months ended March 31, 2020, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,220 note payable from lease settlement bearing interest at 18%

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: July 29, 2021	By:	/s/ Stavros Triant
Chief Executive Officer

