Form 10-Q/A
period 2020-03-31
Golden Developing Solutions, Inc.
filed 2021-07-30
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2021
Common Stock, $.0001 par value	541,507,751

Explanatory Paragraph

Golden Developing Solutions, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2020, originally filed on July 29, 2021, (the “Form 10-Q”) solely to correct the shares outstanding on the cover page.

No other changes whatsoever have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

***	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: July 30, 2021	By:	/s/ Stavros Triant
Chief Executive Officer

