Form 10-Q
period 2020-06-30
Golden Developing Solutions, Inc.
filed 2021-08-19
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2021
Common Stock, $.0001 par value	571,507,751

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$–	$104,070
Accounts receivable, net	–	–
Inventory	–	–
Deposit on equipment	–	–
Assets held for sale - current	–	–

Total current assets	–	104,070

Property and equipment, net	–	75,000
Right of use asset - operating leases	–	866,251
Intangible assets, net	–	–
Goodwill	–	–
Other assets	–	58,877
Assets held for sale - non current	–	4,520,928

Total assets	$–	$5,625,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,454	$103,601
Deferred revenue	–	–
Right of use liabilities - operating leases short-term	242,001	262,964
Line of credit	68,829	48,037
Notes payable - related party	6,117	6,117
Acquisition notes payable - short-term	50,000	100,500
Note payable, net of discount and deferred financing costs	90,214	16,469
Convertible notes payable, net	104,573	113,904
Derivative liability	232,562	–
Liabilities held for sale - current	–	3,993,655

Total current liabilities	932,750	4,645,247

Right of use liabilities - operating leases, net of current portion	–	667,236
Liabilities held for sale - non current	–	–

Total liabilities	932,750	5,312,483

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 541,507,751 and 667,175,901 issued and outstanding, respectively	54,150	66,717
Additional paid-in capital	10,579,304	10,956,552
Accumulated deficit	(11,511,948)	(10,656,370)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(878,494)	366,899
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(932,750)	312,643

Total liabilities and stockholders' equity	$–	$5,625,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating Expenses:
Professional fees	86,052	32,345	101,940	105,155
General and administrative	66,395	521,159	415,486	802,208

Total operating expenses	152,447	553,504	517,426	907,363

Loss From Continuing Operations	(152,447)	(553,504)	(517,426)	(907,363)

Other Income (Expense)
Loss on lease settlement	–	–	(179,684)	–
Derivative gain (loss)	26,305	–	26,305	–
Interest expense, net	(221,944)	(18,998)	(237,232)	(33,922)

Net Loss From Continuing Operations	(348,086)	(572,502)	(908,037)	(941,285)

Net loss from discontinued operations, net of tax	7,450	(273,305)	52,459	(1,473,632)

Net Loss	(340,636)	(845,807)	(855,578)	(2,414,917)

Net loss attributed to noncontrolling interest	–	302	–	498

Net Loss Attributed to Golden Developing Solutions, Inc.	$(340,636)	$(845,505)	$(855,578)	$(2,414,419)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding - basic and dilutive	541,507,751	794,114,930	568,197,877	701,067,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	69,000,000	6,900	714,100	–	721,000	–	721,000

Common shares issued for acquisition	–	–	147,250,382	14,725	2,585,275	–	2,600,000	–	2,600,000

Stock-based compensation	–	–	–	–	796,808	–	796,808	–	796,808

Net loss	–	–	–	–	–	(1,568,914)	(1,568,914)	(196)	(1,569,110)

Balance March 31, 2019	1	–	761,092,953	76,109	10,678,503	(3,247,005)	7,507,607	(3,362)	7,504,245

Common shares issued for cash	–	–	53,333,331	5,333	792,767	–	798,100	–	798,100

Measurement period adjustment	–	–	–	–	35,782	–	35,782	–	35,782

Stock-based compensation	–	–	–	–	115,640	–	115,640	–	115,640

Net loss	–	–	–	–	–	(845,505)	(845,505)	(302)	(845,807)

Balance June 30, 2019	1	$–	814,426,284	$81,443	$11,622,692	$(4,092,510)	$7,611,624	$(3,664)	$7,607,960

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	94,615	–	99,094	–	99,094

Net loss	–	–	–	–	–	(514,942)	(514,942)	–	(514,942)

Balance March 31, 2020	1	–	541,507,751	54,150	10,540,940	(11,171,312)	(576,222)	(54,256)	(630,478)

Stock based compensation	–	–	–	–	38,364	–	38,364	–	38,364

Net loss	–	–	–	–	–	(340,636)	(340,636)	–	(340,636)

Balance June 30, 2020	1	$–	541,507,751	$54,150	$10,579,304	$(11,511,948)	$(878,494)	$(54,256)	$(932,750)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended	Six Months ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(908,037)	$(941,285)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	–	1,209
Stock-based compensation	137,458	–
Amortization of right of use assets - operating leases	72,459	45,253
Amortization of debt discount and deferred financing costs	78,186	33,418
Loss on derivative issuance	236,801
Change in fair value of derivative liability	(125,385)
Loss on equipment disposal	75,000	–
Loss on lease settlement	179,684	–
Net Changes in:
Inventory	–	91,931
Deposit on equipment	–	(100,000)
Other current assets	–	(5,000)
Accounts payable and accrued expenses	109,853	434,994
Other assets	–	(58,749)
Right of use liabilities - operating leases	–	(67,107)
Net cash used in operating activities from continuing operations	(143,981)	(565,336)
Net cash used in operating activities from discontinued operations	1,959	(682,503)
Net cash used in operating activities	(142,022)	(1,247,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(9,555)
Net cash used in investing activities	–	(9,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	–	(22,879)
Net proceeds from line of credit	20,792	–
Proceeds from notes payable	–	50,000
Payments on notes payable	(19,840)	(95,350)
Proceeds from convertible notes payable	37,000	–
Payment of deferred financing costs	–	(3,544)
Payments on acquisition notes payable	–	(19,500)
Net proceeds from the sale of common shares	–	1,519,100
Proceeds from the sale of preferred shares	–	–
Net cash used in financing activities from continuing operations	37,952	1,427,827
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	1,282,827

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,070)	25,433

CASH AND CASH EQUIVALENTS, beginning of period	104,070	3,880

CASH AND CASH EQUIVALENTS, end of period	–	$29,313

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Note payable issued for acquisition	$–	$2,400,000
Note payable issued for accounts payable	$75,000	$–
Common stock issued for acquisition	$–	$2,600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $814 and $789 as of June 30, 2020 and December 31, 2019, respectively. Selling, general and administrative expense includes $0 and $392 of expense related to Pura Vida Vitamins, LLC for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The deposit was lost during the six months ended June 30, 2020 and the equipment was written off.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of June 30, 2020.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2020, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At June 30, 2020 and December 31, 2019, the Company did not have revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the six months ended June 30, 2020 and 2019, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of June 30, 2020, the Company had $0 cash and no revenue to meets its ongoing operating expenses, and liabilities of $932,750 which are due within 12 months.

The financial statements for the six months ended June 30, 2020 and 2019 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
Revenue	$28,970	$1,968,365
Cost of Revenue	–	(1,038,237)
Gross Profit	28,970	930,128
Selling, general and administrative	27,011	1,053,470
Impairment loss	–	–
Operating Income(loss)	$1,959	$(123,342)
Gain on extinguishment of liabilities	50,500
Interest expense	–	(149,963)
Net Income (loss) from discontinued operations	$52,459	$(273,305)

NOTE 4 - DEBT

Notes Payable

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The loan was repaid in full during the six months ended June 30, 2020, and remaining discount and deferred financing costs of $3,371 were amortized to interest expense.

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. As of June 30, 2020 and December 31, 2019, the Company owed $6,117 on this note payable.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. As of June 30, 2020, the Company owed $68,829 on this line of credit and $5,451 in accrued interest. In April 2020, the line of credit was terminated, and in February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance in full with the lender.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading price during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $3,388 as of June 30, 2020 related to this convertible note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $117,758 was recorded along with a day one derivative loss of $141,042. Unamortized debt discount costs were $58,804 as of June 30, 2020 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $1,623 as of June 30, 2020.

NOTE 5 - STOCKHOLDERS EQUITY

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

In February 2020, the Company entered into a financial advisory and placement services, whereby the service provider will receive $15,000 per month of cash for a period of 18 months and an award of 20,000,000 shares of common stock, which were issued on February 28, 2020, with a fair value of $52,000. The service provider will also earn a placement fee from any fundraising efforts closed through any financing source it introduces to the Company, equal to 10% of the gross amount of investment, payable in cash. During 2020, the Company entered into a note payable agreement with the service provider related to $75,000 of accounts payable owed. The note bears interest at 10% per annum and is due on demand.

On February 28, 2020, the Company issued a total of 24,786,395 shares of common stock to a consulting firm for investor relations services rendered, with a fair value of $47,094.

During the three months ended June 30, 2020, the Company agreed to issue 42,626,221 shares with a fair value of $38,364 to a former employee for past due compensation. The shares have not yet been issued.

During the six months ended June 30, 2019, the Company issued 122,333,331, shares of common stock in exchange for cash proceeds of $1,519,100.

As of June 30, 2020, there were 541,507,751 shares of common stock outstanding.

Series A Preferred Stock

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

NOTE 6 -LEASES

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

During the six months ended June 30, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement.

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. During the six months ended June 30, 2020, the Company was notified by its landlord to vacate the premises and lost the use of the asset. The landlord subleased the property, and agreed to accept one year of payments as final settlement of the lease. The Company recognized a loss on settlement of $172,740 related to this lease.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at June 30, 2020 and December 31, 2019:

Lease Position	June 30, 2020	December 31, 2019

Operating lease right-of-use assets	$–	$866,251
Right of use liability operating lease short term	–	262,964
Right of use liability operating lease long term	–	667,236
Total operating lease liabilities	$–	$1,796,451

The Company recognized operating lease cost of $72,460 and $45,801 for the six months ended June 30, 2020 and 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at June 30, 2020:

Maturity of Lease Liabilities at June 30, 2020	Operating Leases
2020	$242,001
2021	–
2022	–
2023	–
2024	–
2025 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At June 30, 2020, the Company had no additional leases which had not yet commenced.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

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

In April 2020, the Company’s line of credit was terminated by the lender. In February 2021, the Company’s CEO paid $25,200 to settle the current balance of $83,817 in full on behalf of the Company.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $66,395 and $521,159, respectively for the three months ended June 30, 2020 and 2019, a decrease of $454,764.

Professional fees

Professional fees amounted to $86,052 and $32,345 respectively for the three months ended June 30, 2020 and 2019, a decrease of $53,707.

Interest expense

Interest expense was $221,944 for the three months ended June 30, 2020 compared to $18,998 for the three months ended June 30, 2019. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Net Gain/Loss From Discontinued Operations

Net income from discontinued operations was $7,450 compared to a net loss of $273,305 for the three months ended June 30, 2020 and 2019, respectively. The prior year consisted of gross profit of $930,128, offset by general and administrative costs of $1,053,470, of which $115,640 was stock-based compensation to the previous owners of Infusionz and LayerSix.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $415,486 and $802,208, respectively for the six months ended June 30, 2020 and 2019, a decrease of $386,722.

Professional fees

Professional fees amounted to $101,940 and $105,155 respectively for the six months ended June 30, 2020 and 2019. The decrease of $3,215 was due to reduces operations in the current period associated with disposing of the Company’s two previous businesses.

Interest expense

Interest expense was $237,232 and $33,922 for the six months ended June 30, 2020, and 2019, respectively.

Net Loss From Discontinued Operations

Net income from discontinued operations was $52,459 compared to a net loss of $1,473,632 for the six months ended June 30, 2020 and 2019, respectively. The current year included $50,500 related to extinguishment of liabilities. The prior year consisted of gross profit of $1,063,303, offset by general and administrative costs of $2,248,026, of which $912,448 was stock-based compensation to the previous owners of Infusionz and LayerSix.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2020 and 2019:

	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Net cash used in operating activities from continuing operations	$(143,981)	$(565,336)
Net cash provided by operating activities from discontinued operations	1,959	(682,503)
Net cash used in operating activities	(142,022)	(1,247,839)
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(9,555)
Net cash used in investing activities	–	–
Net cash provided by financing activities from continuing operations	37,952	1,427,827
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	1,282,827

Operating Activities

The cash used in operating activities from continuing operations of $143,981 for the six months ended June 30, 2020 was primarily due general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $37,952 during the six months ended June 30, 2020 was primarily from the proceeds of $37,000 from issuance of a convertible note, and net borrowings on the line of credit of $20,792, partially offset by payments on notes payable of $19,840.

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

Going Concern

As of June 30, 2020, the Company had $0 of cash and had no revenue during the six months ended June 30, 2020 to meets its ongoing operating expenses and liabilities of $932,750 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2019, and our unaudited financial statements for the quarter ended six months ended June 30, 2020, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at June 30, 2020, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,220 note payable from lease settlement bearing interest at 18%

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

-	$75,000 note payable accruing interest at 10%

-	$125,000 convertible note payable accruing interest at a default rate of 18% per year

-	$40,000 convertible note payable accruing interest at a default rate of 22% per year

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

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: August 18, 2021	By:	/s/ Stavros Triant
Chief Executive Officer

