Form 10-Q
period 2020-09-30
Golden Developing Solutions, Inc.
filed 2021-08-19
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$–	$104,070
Accounts receivable, net	–	–
Inventory	–	–
Deposit on equipment	–	–
Assets held for sale - current	–	–

Total current assets	–	104,070

Property and equipment, net	–	75,000
Right of use asset - operating leases	–	866,251
Intangible assets, net	–	–
Goodwill	–	–
Other assets	–	58,877
Assets held for sale - non current	–	4,520,928

Total assets	$–	$5,625,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,483	$103,601
Deferred revenue	–	–
Right of use liabilities - operating leases short-term	242,001	262,964
Line of credit	68,829	48,037
Notes payable - related party	6,117	6,117
Acquisition notes payable - short-term	50,000	100,500
Note payable, net of discount and deferred financing costs	90,214	16,469
Convertible notes payable, net	141,588	113,904
Derivative liability	262,614	–
Liabilities held for sale - current	–	3,993,655

Total current liabilities	1,022,846	4,645,247

Right of use liabilities - operating leases, net of current portion	–	667,236
Liabilities held for sale - non current	–	–

Total liabilities	1,022,846	5,312,483

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 541,507,751 and 667,175,901 issued and outstanding, respectively	54,150	66,717
Additional paid-in capital	10,579,305	10,956,552
Accumulated deficit	(11,602,045)	(10,656,370)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(968,590)	366,899
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(1,022,846)	312,643

Total liabilities and stockholders' equity	$–	$5,625,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating Expenses:
Professional fees	738	43,347	102,678	148,502
General and administrative	2,035	60,793	417,521	863,001

Total operating expenses	2,773	104,140	520,199	1,011,503

Loss From Continuing Operations	(2,773)	(104,140)	(520,199)	(1,011,503)

Other Income (Expense)
Loss on lease settlement	–	–	(179,684)	–
Derivative gain (loss)	30,407	–	56,712	–
Interest expense, net	(117,731)	(46,820)	(354,963)	(80,742)

Net Loss From Continuing Operations	(90,097)	(150,960)	(998,134)	(1,092,245)

Net loss from discontinued operations, net of tax	–	(2,492,180)	52,459	(3,965,812)

Net Loss	(90,097)	(2,643,140)	(945,675)	(5,058,057)

Net loss attributed to noncontrolling interest	–	302	–	800

Net Loss Attributed to Golden Developing Solutions, Inc.	$(90,097)	$(2,642,838)	$(945,675)	$(5,057,257)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$–	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding - basic and dilutive	541,507,751	794,114,930	559,236,229	701,067,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	69,000,000	6,900	714,100	–	721,000	–	721,000

Common shares issued for acquisition	–	–	147,250,382	14,725	2,585,275	–	2,600,000	–	2,600,000

Stock-based compensation	–	–	–	–	796,808	–	796,808	–	796,808

Net loss	–	–	–	–	–	(1,568,914)	(1,568,914)	(196)	(1,569,110)

Balance March 31, 2019	1	–	761,092,953	76,109	10,678,503	(3,247,005)	7,507,607	(3,362)	7,504,245

Common shares issued for cash	–	–	53,333,331	5,333	792,767	–	798,100	–	798,100

Measurement period adjustment	–	–	–	–	35,782	–	35,782	–	35,782

Stock-based compensation	–	–	–	–	115,640	–	115,640	–	115,640

Net loss	–	–	–	–	–	(845,505)	(845,505)	(302)	(845,807)

Balance June 30, 2019	1	–	814,426,284	81,443	11,622,692	(4,092,510)	7,611,624	(3,664)	7,607,960

Stock-based compensation					113,525		113,525		113,525

Net loss	–	–	–	–	–	(2,642,838)	(2,642,848)	(302)	(2,643,140)

Balance September 30, 2019	1	$–	814,426,284	$81,443	$11,736,217	$(6,735,348)	$5,082, 311	$(3,966)	$5,078,345

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	94,616	–	99,095	–	99,095

Net loss	–	–	–	–	–	(514,942)	(514,942)	–	(514,942)

Balance March 31, 2020	1	–	541,507,751	54,150	10,540,941	(11,171,312)	(576,221)	(54,256)	(630,477)

Stock based compensation	–	–	–	–	38,364	–	38,364	–	38,364

Net loss	–	–	–	–	–	(340,636)	(340,636)	–	(340,636)

Balance June 30, 2020	1	–	541,507,751	54,150	10,579,305	(11,511,948)	(878,493)	(54,256)	(932,749)

Net loss	–	–	–	–	–	(90,097)	(90,097)	–	(90,097)

Balance September 30, 2020	1	$–	541,507,751	$54,150	$10,579,305	$(11,602,045)	$(968,590)	$(54,256)	$(1,022,846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(998,134)	$(1,092,245)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	–	1,812
Stock-based compensation	137,459	–
Amortization of right of use assets - operating leases	72,459	–
Amortization of debt discount and deferred financing costs	154,332	68,210
Loss on derivative liability & note payable settlements	102,337
Loss on equipment disposal	75,000	–
Loss on lease settlement	179,684	–
Net Changes in:
Accounts payable and accrued expenses	132,882	506,026
Deposit on equipment	–	(100,000)
Other assets	–	(58,749)
Right of use liabilities - operating leases	–	42,335
Net cash used in operating activities from continuing operations	(143,981)	(632,611)
Net cash used in operating activities from discontinued operations	1,959	(645,444)
Net cash used in operating activities	(142,022)	(1,278,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	–	(40,396)
Net proceeds from line of credit	20,792	34,021
Proceeds from notes payable	–	150,000
Payments on notes payable	(19,840)	(197,634)
Proceeds from convertible notes payable	37,000	125,000
Payment of deferred financing costs	–	(24,082)
Payments on acquisition notes payable	–	(19,500)
Net proceeds from the sale of common shares	–	1,519,100
Proceeds from the sale of preferred shares	–	–
Net cash used in financing activities from continuing operations	37,952	1,546,509
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	1,401,509

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,070)	123,454

CASH AND CASH EQUIVALENTS, beginning of period	104,070	3,880

CASH AND CASH EQUIVALENTS, end of period	–	$127,334

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$7,250

Noncash activities
Note payable issued for acquisition	$–	$2,400,000
Common stock issued for acquisition	$–	$2,635,782
Note payable issued for accounts payable	$75,000	$–
Right of use assets and operating lese obligations recognized	$–	$1,031,250

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $814 and $789 as of September 30, 2020 and December 31, 2019, respectively. Selling, general and administrative expense includes $0 and $392 of expense related to Pura Vida Vitamins, LLC for the six months ended September 30, 2020 and September 30, 2019, respectively.

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

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The deposit was lost during the nine months ended September 30, 2020 and the equipment was written off.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of September 30, 2020.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2020, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At September 30, 2020 and December 31, 2019, the Company did not have revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the nine months ended September 30, 2020 and 2019, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of September 30, 2020, the Company had $0 cash and no revenue to meets its ongoing operating expenses, and liabilities of $1,022,846 which are due within 12 months.

The financial statements for the six months ended September 30, 2020 and 2019 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenue	$28,970	$3,157,481
Cost of Revenue	–	(1,760,970)
Gross Profit	28,970	1,396,511
Selling, general and administrative	27,011	2,668,521
Impairment loss	–	–
Operating Income(loss)	$1,959	$(1,272,010)
Gain on extinguishment of liabilities	50,500
Interest expense	–	(414,271)
Net Income (loss) from discontinued operations	$52,459	$(1,686,281)

NOTE 4 - DEBT

Notes Payable

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The loan was repaid in full during the nine months ended September 30, 2020, and remaining discount and deferred financing costs of $3,371 were amortized to interest expense.

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. As of September 30, 2020 and December 31, 2019, the Company owed $6,117 on this note payable.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. As of September 30, 2020, the Company owed $68,829 on this line of credit and $9,538 of accrued interest. In April 2020, the line of credit was terminated, and in February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance in full.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading price during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $0 as of September 30, 2020 related to this convertible note. As of September 30, 2020 the note has not been repaid and has not been converted and is currently in default.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $117,758 was recorded along with a day one derivative loss of 141,042. Unamortized debt discount costs were $0 as of September 30, 2020 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $869 as of September 30, 2020.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of 21,558. Unamortized debt discount costs were $23,412 as of September 30, 2020 related to this convertible note.

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

During the nine months ended September 30, 2019, the Company issued 122,333,331, shares of common stock in exchange for cash proceeds of $1,519,100.

As of September 30, 2020, there were 541,507,751 shares of common stock outstanding.

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

During the nine months ended September 30, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement.

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. During the nine months ended September 30, 2020, the Company was notified by its landlord to vacate the premises and lost the use of the asset. The landlord subleased the property, and agreed to accept one year of payments as final settlement of the lease. The Company recognized a loss on settlement of $172,740 related to this lease.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2020 and December 31, 2019:

Lease Position	September 30, 2020	December 31, 2019

Operating lease right-of-use assets	$–	$866,251
Right of use liability operating lease short term	–	262,964
Right of use liability operating lease long term	–	667,236
Total operating lease liabilities	$–	$1,796,451

The Company recognized operating lease cost of $72,460 and $122,800 for the nine months ended September 30, 2020 and 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at September 30, 2020:

Maturity of Lease Liabilities at September 30, 2020	Operating Leases
2020	$242,001
2021	–
2022	–
2023	–
2024	–
2025 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At September 30, 2020, the Company had no additional leases which had not yet commenced.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $2,035 and $60,793, respectively for the three months ended September 30, 2020 and 2019, a decrease of $58,758.

Professional fees

Professional fees amounted to $738 and $43,347 respectively for the three months ended September 30, 2020 and 2019, a decrease of $42,609.

Interest expense

Interest expense was $117,731 for the three months ended September 30, 2020 compared to $46,820 for the three months ended September 30, 2019. The interest expense primarily relates to the acquisition notes payable from the recent acquisitions, and additional notes payable entered into during the year.

Net Gain/Loss From Discontinued Operations

Net gain from discontinued operations was $0 compared to a net loss of $2,492,180 for the three months ended September 30, 2020 and 2019, respectively. The prior year consisted of gross profit of $333,208, offset by general and administrative costs of $420,495, of which $113,525 was stock-based compensation to the previous owners of Infusionz and LayerSix.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $417,521 and $863,001, respectively for the nine months ended September 30, 2020 and 2019, a decrease of $445,480.

Professional fees

Professional fees amounted to $102,678 and $148,502 respectively for the nine months ended September 30, 2020 and 2019. The decrease of $45,824 was due to reduces operations in the current period associated with disposing of the Company’s two previous businesses.

Interest expense

Interest expense was $354,963 and $80,742 for the nine months ended September 30, 2020, and 2019, respectively.

Net Loss From Discontinued Operations

Net gain from discontinued operations was $52,459 compared to a net loss of $3,965,812 for the nine months ended September 30, 2020 and 2019, respectively. The current year included $50,500 related to extinguishment of liabilities. The prior year consisted of gross profit of $1,396,511, offset by general and administrative costs of $2,668,521, of which $1,025,973 was stock-based compensation to the previous owners of Infusionz and LayerSix.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2020 and 2019:

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Net cash used in operating activities from continuing operations	$(143,981)	$(632,611)
Net cash provided by operating activities from discontinued operations	1,959	(645,444)
Net cash used in operating activities	(142,022)	(1,278,055)
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	–	–
Net cash provided by financing activities from continuing operations	37,952	1,546,509
Net cash used in financing activities from discontinued operations	–	(145,000)
Net cash provided by financing activities	37,952	1,401,509

Operating Activities

The cash used in operating activities from continuing operations of $143,981 for the nine months ended September 30, 2020 was primarily due general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $37,952 during the nine months ended September 30, 2020 was primarily from the proceeds of $37,000 from issuance of a convertible note, and net borrowings on the line of credit of $20,792, partially offset by payments on notes payable of $19,840.

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

Going Concern

As of September 30, 2020, the Company had $0 of cash and had no revenue during the nine months ended September 30, 2020 to meets its ongoing operating expenses and liabilities of $1,022,846 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2019, and our unaudited financial statements for the quarter ended September, 30, 2020, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at September 30, 2020, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

