Form 10-K
period 2020-12-31
Golden Developing Solutions, Inc.
filed 2021-09-09
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-56051

GOLDEN DEVELOPING SOLUTIONS, INC
(Exact name of registrant as specified in its charter)

Nevada	82-2911016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

PO Box 460573, Fort Lauderdale, FL	33346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (623) 826-5206

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $284,031 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink Sheets on June 30, 2020 (which was $0.002 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 7, 2021, there were 571,507,751 shares of common stock, par value $0.0001 issued and outstanding.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. As of August 8, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Pura Vida Health LLC whereby pursuant to the Separation Agreement, the Company sold its remaining 50% ownership interests in Pura Vida to Pura Vida Health LLC, leaving Pura Vida Health LLC as Pura Vida’s sole owner and only member in exchange for $160,000 (the “PV Purchase Price”). The PV Purchase Price shall be paid as follows: (i) $20,000 cash to be paid to an escrow agent whereby upon the satisfaction of the occurrence of certain events, the $20,000 is to be released to the Company and credited against the promissory note; (ii) the issuance of a promissory note in the principal amount of $95,100 whereby the note will accrue interest at a rate of 10% per annum, but only on the $75,100 portion of the note; and (iii) $65,000 cash payment no later than 12 months from the date of the Separation Agreement. The principal and interested on the promissory note shall be paid on a monthly basis starting on August 15, 2019 and for the next 11 months thereafter. The Separation Agreement marked the conclusion of the Joint Venture between the parties. None of these payments have been made as of the date of this filing, and there have been no operations of the joint venture in fiscal year 2020 or 2019. The joint venture is considered to be dissolved.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

Current Operations

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2020 and remain outstanding as of September 7, 2021 in the amount of $50,000.

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

The APA also provided that the associated members of Layer Six will return the 170,454,545 shares of common stock consideration granted to them pursuant to the Asset Purchase Agreement. The fair value of the stock consideration to be returned to the Company is approximately $477,273 at the time of the Sale Agreement. These shares were returned to the Company and cancelled in February 2020.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our current principal office at PO Box 460573, Fort Lauderdale, FL, 33346. Our telephone number at this office is (623) 826-5206.

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

As of September 7, 2021, 571,507,751 shares of our common stock were issued and outstanding.

Holders

As of September 7, 2021, there were approximately 550 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2020, the Company issued to two firms 44,786,395 shares of common stock for compensation related to investor relation services with a fair value of $99,094.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2020 and 2019:

	For the Year ended December 31,
	2020	2019	$ Change	% Change
Revenue	$–	$–	$–	-%
Cost of revenue	–	–	–	-%
Gross loss	–	–	–	-%

Operating expenses
Professional fees	134,843	268,378	(133,535)	(49.8)%
General & administrative	410,627	1,287,932	(877,305)	(68.1)%
Total operating expenses	545,470	1,556,310	(1,010,840)	(65.0)%

Loss on lease settlement	(179,684)	–	(179,684)	(100.0)%
Derivative gain (loss)	18,022	–	18,022	100.0%
Interest expense, net	(411,312)	(122,273)	(289,039)	236.4%
Net gain (loss) from discontinued operations, net of tax	52,459	(7,350,786)	(7,403,245)	(100.7)%

Net income (loss)	$(1,065,985)	$(9,029,369)	$(7,963,384)	(88.2)%

Operating expenses

Operating expenses decreased by $1,010,840 for the year ended December 31, 2020, compared to the same period in 2019, listed below are the major changes to operating expenses:

Professional fees decreased by $133,535 for the year ended December 31, 2020, compared to the same period in 2019, primarily was due to reducing operations in the current period associated with disposing of the Company’s two previous businesses.

General and administrative expenses decreased by $877,305 for the year ended December 31, 2020, compared to the same period in 2019, primarily was due to reducing operations in the current period associated with disposing of the Company’s two previous businesses.

Other income (expense)

Other income (expense) increased by $450,701 for the year ended December 31, 2020, compared to the same period in 2019, primarily as a result of interest expense on the notes payable issued to finance the asset purchase agreements related to the two acquisitions during the year and other convertible notes payable and the Company’s line of credit, and due to a loss on lease settlement.

Liquidity and Capital Resources

The following is a summary of the cash and cash equivalents as of the years ended December 31, 2020 and 2019.

	As of
	December 31, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$–	$104,070	$104,070

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2020 and 2019.

	December 31,	December 31,
	2020	2019
Net cash used in operating activities from continuing operations	$(143,981)	$(1,399,397)
Net cash provided by (used in) operating activities from discontinued operations	1,959	537,158
Net cash used in investing activities from continuing operations	–	(75,000)
Net cash used in investing activities from discontinued operations	–	(29,755)
Net cash provided by financing activities from continuing operations	37,952	1,438,184
Net cash used in financing activities from discontinued operations	–	(371,000)
Net increase in cash and cash equivalents	$(104,070)	$100,190

Operating activities

Net cash used in operating activities was $142,022 for the year ended December 31, 2020, as compared to net cash used in operating activities of $862,239 during the same period in 2019. The current period cash outflows relate to the decrease in operations of the Company during 2020. The Company’s net loss of $1,118,444 included a total of $814,182 of non-cash items.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2020, as compared to net cash used in investing activities of $104,755 during the same period in 2019. The prior year cash used in investing activities related to $75,000 for purchase of equipment, and $29,755 related to discontinued operations of the two businesses disposed of.

Financing activities

Net cash provided by financing activities was $37,952 for the year ended December 31, 2020, as compared to net cash provided by financing activities of $1,067,184 during the same period in 2019. The current period amounts consist of $20,792 in net proceeds from lines of credit and notes payable and $37,000 from a convertible note payable. The Company paid a total of $19,840 against its various debt instruments during the year ended December 31, 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses during the year ended December 31, 2019 and as of December 31, 2019, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the year ended December 31, 2020, the Company had $0 cash and no revenue to meets its ongoing operating expenses, and liabilities of $1,143,158 all of which are due within 12 months, and as of December 31, 2020, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2019 was not alleviated and is still outstanding at December 31, 2020 and up through the date of this report.

The financial statements for the years ended December 31, 2020 and 2019 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

Unrecognized Tax Benefits

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2020 and 2019 and expects no significant change to the uncertain tax liability over the next twelve months.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2020.

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

-       Identification of the performance obligations in the contract

-       Determination of the transaction price

-       Allocation of the transaction price to the performance obligations in the contract

-       Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

The Company generates revenue from sales of cannabinoid products. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. Revenue related to the sales of products are recognized at the point in time at which control transfers to the buyer.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2020, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2020 and December 31, 2019, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Fair Value of Financial Instruments

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The following table summarizes fair value measurements by level at December 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
None	$–	$–	$–	$–

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of December 31, 2020 and 2019 due to the intended short-term maturities of these financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this Form 10-K Annual Report.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2020 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses described below which have caused management to conclude that as of December 31, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of September 7, 2021 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Stavros A. Triant	45	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)
John Sosville	47	Director

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

Item 11. Executive Compensation.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2020 and 2019 (collectively, the “Named Executive Officers”) who served in such capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stavros Triant	2020	124,849		–	–	–	–	–	124,849
CEO and CFO	2019	105,518		–	–	–	–	–	105,518

David Lindauer	2020	–	–	–	–	–	–	–	–
Former CTO (1)	2019	154,784	–	80,000	–	–	–	–	234,784

Tyler Bartholomew	2020	–	–	–	–	–	–	–	–
Former CMO (2)	2019	143,364	–	–	–	–	–	–	143,364

1.	Mr. Lindauer resigned as Chief Technology Officer on October 31, 2019 and was removed as a Director of the Company on November 18, 2019.
2.	Mr. Bartholomew resigned as Chief Marketing Officer on October 31, 2019 and was removed as a Director of the Company on November 18, 2019.

 Directors’ Compensation

None of our directors were paid any compensation for their service as directors during the year ended December 31, 2020. Mr. Trapasso resigned as a member of the Board in August 2019 and Messrs. Kazerouni and Raoufpur resigned as members of the Board in February 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth certain information regarding our voting shares beneficially owned as of September 7, 2021 and is based on 571,507,751 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of January 26, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 26, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: PO Box 460573, Fort Lauderdale, FL, 33346

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of September 7, 2021.

Name and Address of Beneficial Owner	Common stock Owned Beneficially	Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Stavros Triant (1)	320,000,000	56.0%	1	100%
John Sosville	0
All directors and officers as a group (two persons)	320,000,000	56.0%	1	100%

(1)	Shares owned by Filakos Capital Investments, LLC, an entity over which Mr. Stavros has voting and investment control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction since June 30, 2017 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

In May 2018, the Company issued a $70,025 Note payable to Stavros Triant, the Company’s CEO and Chairman. Additionally, $2,000 of expense was paid by the CEO on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2019, $63,671 was repaid resulting in a balance as of December 31, 2020 and 2019, of $6,117.

At closing of the Layer Six transaction on September 18, 2018, the Company, in connection with the WW Asset Purchase Agreements with WW: (i) issued Mr. Bartholomew 72,443,182 shares of our common stock with a fair value of $3,803,267.06

A company controlled by Mr. Sosville will receive total payments of $500,000 for his representation of the WW Owners in the Layer Six transaction. The Company will pay a total of $100,000 of this amount directly, with $20,000 having been paid at closing, and an additional $10,000 having been paid through December 31, 2018. The remaining $400,000 will be paid by the WW Owners which includes Messrs. Lindauer and Bartholomew. Subsequent to December 31, 2018, the Company paid an additional $19,500 to a company controlled by Mr. Sosville. The remaining $50,500 was forgiven during the fiscal year ended December 31, 2020.

As part of the asset purchase transaction with Infusionz, a company controlled by Mr. Sosville will be paid a fee of $150,000 for his representation of the sellers of Infusionz.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, including review of our interim financial statements were $20,500 and $53,300, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for audit related fees during the fiscal years ended December 31, 2020 and 2019, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $0 for tax and fees during the fiscal years ended December 31, 2020 and 2019.

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

3.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
4.3	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.1	10/15/2019
4.4	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.2	10/15/2019
10.1	Asset Purchase Agreement by and between the Company and Viath, LLC, dated January 27, 2020				X
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Developing Solutions, Inc.

Date: September 9, 2021	By:	/s/ Stavros Triant
Stavros Triant
Chief Executive Officer, Chief Financial Officer Secretary, and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros Triant	Chief Executive Officer, Chief Financial Officer,	September 9, 2021
Stavros Triant	Secretary, Treasurer, and Director

/s/ John Sosville	Director	September 9, 2021
John Sosville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Golden Developing Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Developing Solutions, Inc., and its subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2019 and as of December 31, 2019, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the year ended December 31, 2020, the Company continued to incur substantial losses, and as of December 31, 2020, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2019 was not alleviated and is still out standing at December 31, 2020 and up through the date of this report. Management’s plans to address this substantial doubt is set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2019.

San Mateo, California

September 8, 2021

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$–	$104,070

Total current assets	–	104,070

Property and equipment, net	–	75,000
Right of use asset - operating leases	–	866,251
Other assets	–	58,877
Assets held for sale - non current	–	4,520,928

Total assets	$–	$5,625,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,507	$103,601
Right of use liabilities - operating leases short-term	242,001	262,964
Line of credit	68,829	48,037
Derivative liability	301,467	–
Notes payable - related party	6,117	6,117
Acquisition notes payable - short-term	50,000	100,500
Note payable, net of discount and deferred financing costs	90,214	16,469
Convertible notes payable, net	182,023	113,904
Liabilities held for sale - current	–	3,993,655

Total current liabilities	1,143,158	4,645,247

Right of use liabilities - operating leases, net of current portion	–	667,236

Total liabilities	1,143,158	5,312,483

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 share issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 541,507,751 and 667,175,901 shares issued and outstanding, respectively	54,150	66,717
Additional paid-in capital	10,579,303	10,956,552
Accumulated deficit	(11,722,355)	(10,656,370)

Total stockholders' equity attributable to Golden
Developing Solutions, Inc. stockholders	(1,088,902)	366,899
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(1,143,158)	312,643

Total liabilities and stockholders' equity	$–	$5,625,126

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

	Year Ended
	December 31, 2020	December 31, 2019
Revenue	$–	$–
Cost of revenue	–	–
Gross profit	–	–
Operating Expenses:
Professional fees	134,843	268,378
General and administrative	410,627	1,287,932
Total operating expenses	545,470	1,556,310
Loss From Continuing Operations	(545,470)	(1,556,310)
Other Income (Expense)
Loss on lease settlement	(179,684)	–
Derivative gain (loss)	18,022	–
Interest expense, net	(411,312)	(122,273)
Net Loss From Continuing Operations before tax	(1,118,444)	(1,678,583)
Income Tax Expense	–	–
Net Loss From Continuing Operations	(1,118,444)	(1,678,583)
Net loss from discontinued operations, net of tax	52,459	(7,350,786)
Net Loss	(1,065,985)	(9,029,369)
Net loss attributed to noncontrolling interest	–	51,090
Net Loss Attributed to Golden Developing Solutions, Inc.	$(1,065,985)	$(8,978,279)
Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$0.00	$(0.01)
Weighted average shares outstanding - basic and dilutive	554,779,890	747,880,625

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2018	1	$–	544,842,571	$54,484	$6,582,320	$(1,678,091)	$4,958,713	$(3,166)	$4,955,547

Common shares issued for cash	–	–	122,333,330	12,233	1,506,867	–	1,519,100	–	1,519,100

Common shares issued for acquisition	–	–	147,250,382	14,725	2,621,057	–	2,635,782	–	2,635,782

Common shares returned and cancelled for business disposal	–	–	(147,250,382)	(14,725)	(799,664)	–	(814,389)	–	(814,389)

Stock-based compensation	–	–	–	–	1,045,972	–	1,045,972	–	1,045,972

Net loss	–	–	–	–	–	(8,978,279)	(8,978,279)	(51,090)	(9,029,369)

Balance December 31, 2019	1	–	667,175,901	66,717	10,956,552	(10,656,370)	366,899	(54,256)	312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	132,978	–	137,457	–	137,457

Net loss	–	–	–	–	–	(1,065,985)	(1,065,985)	–	(1,065,985)

Balance December 31, 2020	1	$–	541,507,751	$54,150	$10,579,303	$(11,722,355)	$(1,088,902)	$(54,256)	$(1,143,158)

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(1,118,444)	$(1,678,583)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	–	10,460
Stock-based compensation	137,457	–
Interest expense from increase in convertible notes payable principal	20,000
Derivative (gain) loss	(18,022)
Amortization of right of use assets - operating leases	72,459	164,999
Amortization of debt discount and deferred financing costs	174,767	92,677
Interest expense from derivative liability in excess of principal	159,212	–
Loss on equipment disposal	75,000	–
Inventory impairment	–	91,931
Loss on lease settlement	193,309	–
Net Changes in:
Other assets	–	(58,877)
Accounts payable and accrued expenses	160,281	79,046
Right of use liabilities - operating leases	–	(101,050)
Net cash used in operating activities from continuing operations	(143,981)	(1,399,397)
Net cash used in operating activities from discontinued operations	1,959	537,158
Net cash used in operating activities	(142,022)	(862,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(75,000)
Net cash used in investing activities from continuing operations	–	(75,000)
Net cash used in investing activities from discontinued operations	–	(29,755)
Net cash used in investing activities	–	(104,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	–	(101,171)
Net proceeds from line of credit	20,792	48,037
Proceeds from notes payable	–	150,000
Payments on notes payable	(19,840)	(259,200)
Proceeds from convertible notes payable	37,000	125,000
Payment of deferred financing costs	–	(24,082)
Payments on acquisition notes payable	–	(19,500)
Net proceeds from the sale of common shares	–	1,519,100
Net cash used in financing activities from continuing operations	37,952	1,438,184
Net cash used in financing activities from discontinued operations	–	(371,000)
Net cash provided by financing activities	37,952	1,067,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,070)	100,190

CASH AND CASH EQUIVALENTS, beginning of period	104,070	3,880

CASH AND CASH EQUIVALENTS, end of period	–	$104,070

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$10,900
Noncash activities
Expenses paid by shareholder	$–	$37,500
Note payable issued for acquisition	$–	$2,400,000
Notes payable issued for disposition of Infusionz business	$–	$50,000
Common stock issued for acquisition	$–	$2,635,782
Note payable issued for accounts payable	$75,000	$–
Right of use assets and operating lease obligations recognized	$–	$1,031,250

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the sale of the Company’s Infusionz operations in October 2019 and from the sale of the Layer Six business in January 2020. See Note 3.

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

As of December 31, 2020, and December 31, 2019, inventory consists of the following components:

	December 31, 2020	December 31, 2019
Raw materials and supplies	$–	$–
Finished products	–	–
Total inventory	$–	$–

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

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The purchase was abandoned as of December 31, 2020; therefore, the deposit of equipment was written off as expense.

Fair Value of Financial Instruments

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The following table summarizes fair value measurements by level at December 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
None	$–	$–	$–	$–

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of December 31, 2020 and 2019 due to the intended short-term maturities of these financial instruments.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s policy is to evaluate for reclassification contracts with the earliest maturity date first.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. With the acquisition of the Infusionz LLC assets in 2019, the Company also recognized revenue from the sales of cannabinoid-based products. The Infusionz business was disposed of in October 2019, and all revenue from the period of ownership of the business is included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2020.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2020, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2020 and December 31, 2019, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees. Advertising and promotional costs are expensed as incurred and totaled $639 and $26,844 in the years ended December 31, 2020 and 2019, respectively.

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

Basic Earnings (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended December 31, 2020 and 2019, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

Related Parties. The registrant follows ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825 10 15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; © management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

(a)	The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 71–) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the provisions of the guidance on January 1, 2019 with no material impact on the Company’s consolidated financial statements and disclosures.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE–2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses during the year ended December 31, 2019 and as of December 31, 2019, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the year ended December 31, 2020, the Company had $0 cash and no revenue to meets its ongoing operating expenses, and liabilities of $1,143,158 all of which are due within 12 months, and as of December 31, 2020, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2019 was not alleviated and is still outstanding at December 31, 2020 and up through the date of this report.

The financial statements for the years ended December 31, 2020 and 2019 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

The Termination Agreement provides that the Company will sell all of the Layer Six assets to Viath, along with release from all claims and certain litigation. The Termination Agreement also provides for the termination of the Employment Agreements between the Company and each of David Lindaur and Tyler Batholomew and Bill Anders.

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

During the year ended December 31, 2019, the Company recorded an impairment loss on its goodwill balance related to the Layer Six Acquisition of $3,456,170, based on an analysis of the consideration received in January 2020 related to the Sale agreement.

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

In conjunction with the Infusions Acquisition, the Company agreed to fund the new subsidiary with $300,000 of cash, with $150,000 provided during the year ended December 31, 2019. These transactions were recorded as intercompany transactions and eliminate upon consolidation. The Company entered into an employment with two employees of CBD Infusionz. The employees were to receive a combined total salary of $270,000 per year over the two-year term of the agreement, with automatic one-year renewals thereafter. The Company issued a total 112,994,350 stock options with exercise prices of $0.018 to two employees of Infusionz LLC, with half vested immediately upon execution of the agreement, and the remainder vesting monthly over a two-year term. The options had a 10-year exercise period, and an exercise price based on the closing price of the Company’s stock at the execution of the agreement. See Note 6.

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

The Notes became effective as of the Closing Date, and both Notes are due and payable on December 31, 2019 (the “Maturity Dates”). The Notes entitles Infusionz to 3% interest per annum. Upon an Event of Default (as defined in the Notes), the Notes entitle Infusionz to interest at the rate of 15% per annum. The Company may prepay the principal outstanding together with accrued and unpaid interest in whole or in part at anytime without penalty or premium pursuant to the terms of the Notes. In the event of a default, without demand, presentment or notice, the Note shall become immediately due and payable. The Company is currently in default of these agreements.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenue	$28,970	$3,083,027
Cost of Revenue	-	(1,537,235)
Gross Profit	28,970	1,545,792
Selling, general and administrative	27,011	2,404,861
Impairment loss	-	2,204,160
Operating gain(loss)	$1,959	$(3,063,229)
Gain on extinguishment of liabilities	50,500	-
Interest expense	-	(38,753)
Net income (loss) from discontinued operations	$52,459	$(3,101,982)

NOTE 4 – DEBT

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

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The Company made repayments of $19,840 and $57,594 during the year ended December 31, 2020 and 2019 respectively. The company has amortized $2,985 and $17,709 of debt discount and $386 and $2,388 of deferred financing costs for the years ended December 31, 2020 and 2019 respectively. As of December 31, 2020, outstanding principal on this note was $0, unamortized debt discount was $0 and unamortized deferred financing costs were $0.

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2019, $63,671 was repaid resulting in a balance of $6,117 as of December 31, 2020 and 2019.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. The line of credit matures in September 2020, and the Company may pay interest of up to $12,000. The Company has net borrowings of $82,454 outstanding as of December 31, 2020. In April 2020, the line of credit was terminated, and in February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the current balance, including accrued interest, of $83,817 in full on behalf of the Company.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading prices during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $0 as of December 31, 2020 related to this convertible note, with $11,096 of amortization of debt discount during the year ended December 31, 2019.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of one-year or six-month bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $117,758 was recorded along with a day one derivative loss of $141,042. Unamortized debt discount costs were $0 as of December 31, 2020 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $0 as of December 31, 2020. During the year ended December 31, 2020, the Company was in default of the agreement and incurred an additional $20,000 of principal, which was recorded as interest expense.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $2,977 as of December 31, 2020 related to this convertible note.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at December 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
None	$–	$–	$–	$–

Short-term instruments, including cash, accounts payable and accrued expenses, line of credit, and short-term notes are measured at amortized cost which is approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 6 - DERIVATIVE LIABILITIES

As discussed in Note 4 – Convertible Notes Payable, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. The derivative liability is marked- to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the fiscal year ending December 31, 2020: (1) dividend yield of 0%, (2) expected volatility ranging from 203% - 242%, (3) risk- free interest rate ranging from 0.09% – 0.16%, (4) expected life 0.5 - 1 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0015 - $0.0018 per share. The instrument was fair valued on the date it became convertible and the period end date of December 31, 2020.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2019	$–
Fair value on the date of issuance recorded as debt discounts	156,889
Day 1 loss	162,600
Gain on change in fair value of derivatives	(18,022)
Fair value as of Current period end	$301,467

NOTE 5 – STOCKHOLDERS’ EQUITY

In March 2019, the Board of Directors of the Company amended the Company’s articles of incorporation to increase the authorized common shares to 975,000,000. On July 17, 2019, the Board of Directors approved the below Corporate Actions and recommended to the stockholders of the Company that they approve the Corporate Actions. On July 17, 2019, a majority of the Company’s stockholders, approved the following actions:

•	The granting of discretionary authority to the Board, at any time or times for a period of 12 months after the date of the Written Consent, to adopt an amendment to the Certificate, to effect a reverse stock split at a ratio of a minimum of 1 to 5 and a maximum of 1 to 500, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split (the “Reverse Stock Split”); and

•	The approval of an amendment to the Certificate increasing the number of shares of Common Stock the Company is authorized to issue from 975,000,000 to 4,000,000,000 as provided for herein (the “Increase in Authorized Shares”, and together with the Reverse Stock Split, the “Corporate Actions”).

The Reverse Stock Split has not been executed to date.

During the year ended December 31, 2019, the Company issued 122,333,330 shares of common stock in exchange for cash proceeds of $1,519,100. The Company also issued 147,250,382 shares of common stock to the sellers of the CBD Infusionz, with a fair value of $2,635,782. As part of the Termination Agreement signed in October 2019, 147,250,382 of these shares were returned to the Company and cancelled.

The Company was also due to issue 4,210,526 shares to a seller of the Layer Six business, which were not issued during the year ended December 31, 2019. The Company recognized $80,000 of expense during the year ended December 31, 2018 related to these shares which vested on January 1, 2019. The Company recognized an additional $80,000 of stock-based compensation expense during the year ended December 31, 2019 for shares to be issued to this employee that will vest on January 1, 2020. The shares were not issued, and the employee no longer has a right to the shares as a result of the Layer Six Divestiture.

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

On February 28, 2020, the Company issued a total of 44,786,395 shares of common stock to a consulting firm for investor relations services rendered, with a fair value of $99,094.

During the year ended December 31, 2020, the Company agreed to issue 42,626,221 shares with a fair value of $38,364 to a former employee for past due compensation. The shares have not yet been issued.

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

During the year ended December 31, 2020 the company did not award any stock options.

Series A Preferred Stock

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

NOTE 6 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2020 and expects no significant change to the uncertain tax liability over the next twelve months.

The cumulative net operating loss carryforward is approximately $2,919,000 at December 31, 2020 and will expire beginning in the year 2037.

	December 31, 2020	December 31, 2019

Deferred tax asset	$613,000	$490,000
Valuation allowance	(613,000)	(490,000)

Net deferred tax asset	$–	$–

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

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease has monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. The Company has an option to acquire the leased premises at the conclusion of the lease for a purchase price of $3,500,000. Under ASC 842, this lease was determined to be an operating lease, and a right of use asset and lease liability of $928,372 was recognized at commencement of the lease. The Company did not consider the purchase option to be reasonably certain of exercise in its analysis of the lease. The Company paid a security deposit of $58,749 at commencement, along with first and last month’s rent, for a total of $102,000. During the year ended December 31, 2020, the Company was notified by its landlord to vacate the premises and lost the use of the asset. The landlord subleased the property and agreed to accept one year of payments as final settlement of the lease. The Company recognized a loss on settlement of $172,740 related to this lease.

During the year ended December 31, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at December 31, 2020 and 2019:

Lease Position	December 31, 2020	December 31, 2019

Operating lease right-of-use assets	$–	$866,251
Right of use liability operating lease short term	$242,001	$262,964
Right of use liability operating lease long term	–	$667,236
Total operating lease liabilities	$242,001	$1,796,451

The Company recognized operating lease cost of $72,459 and $113,807 for the years ended December 31, 2020 and 2019, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at December 31, 2020:

Maturity of Lease Liabilities at December 31, 2020	Operating Leases
2021	$242,001
2022	–
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At December 31, 2020, the Company had no additional leases which had not yet commenced.

NOTE 8 - CONTINGENCIES

Certain disputes have arisen including former affiliates of the Company. In summary: on or about September 2018, the Company acquired (the “Sale”) certain assets, promises and representations from Layer Six Media and its four individual owners, at least two of whom, Messrs. Bartholomew and Lindauer became directors and employees of the Company (collectively, for this summary, the “Sellers”). It is the Company belief that the individuals departed from their positions and efforts with the Company some time past only realizing recently the legal effect of their activities and actions including not completing obligations as Sellers and obtaining and utilizing assets of the Company in contravention of agreements, instruments and laws. The objectionable activities included an attorney that had done work for the Company, but also for the others noted. The Company is taking a series of civil legal actions and seeking non-civil assistance in relation to the authorities and this includes, among other actions either underway or to be undertaken shortly, late October, early November, a case filed by the Company against certain of the Sellers and the lawyer in Washington D.C. Superior Court, alleging, among other things, fraud, breach of contract, and conversion. Layer Six Media and certain related parties, the “Sellers” noted above, filed a Colorado, Denver District Court, legal action against the Company, early November 2019, which the Company just recently became aware of, claiming breach of contract, and other allegations, seeking monetary damages allegedly owed in relation to payments allegedly due as to the original Sale. The Company has engaged and consulted lawyers and advisors and provides this disclosure though it does not believe, in the totality of the Company growth plans, solid legal grounds it will prevail, and other aspects, that it will not experience any adverse legal effect from such litigation and litigation related events.

The litigation involving Layer Six Media was dismissed following the Company entering into a sales agreement with Viath LLC. See Note 3.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2020 and up through September 7, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The Company issued 30,000,000 shares of stock to the lender as a deferred finance cost and granted a warrant to purchase 25,000,000 shares of common stock at a fixed price of $0.006 for a period of 10 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The lender will receive an additional 25,000,000 warrants upon fully funding the convertible note payable.

In April 2020, the Company’s line of credit was terminated by the lender. In February 2021, the Company’s CEO paid $25,200 to settle the current balance, including accrued interest, of $83,817 in full on behalf of the Company.

As of September 7, there were 571,507,751 shares of common stock outstanding.

