Form 10-Q
period 2021-03-31
Golden Developing Solutions, Inc.
filed 2021-09-16
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 16, 2021
Common Stock, $.0001 par value	571,507,751

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$6,070	$–

Total current assets	6,070	–

Total assets	$6,070	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$172,625	$202,507
Right of use liabilities - operating leases short-term	242,001	242,001
Line of credit	–	68,829
Derivative liability	414,737	301,467
Notes payable - related party	31,317	6,117
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	90,214	90,214
Convertible notes payable, net	189,171	182,023

Total current liabilities	1,190,065	1,143,158

Total liabilities	1,190,065	1,143,158

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 571,507,751 and 541,507,751 issued and outstanding, respectively	57,150	54,150
Additional paid-in capital	10,626,303	10,579,303
Accumulated deficit	(11,813,192)	(11,722,355)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(1,129,739)	(1,088,902)
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(1,183,995)	(1,143,158)

Total liabilities and stockholders' equity	$6,070	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	8,300	15,888
General and administrative	5,389	349,091

Total operating expenses	13,689	364,979

Loss From Continuing Operations	(13,689)	(364,979)

Other Income (Expense)
Gain on settlement of liabilities	58,617	–
Derivative gain (loss)	(113,270)	–
Loss on lease settlement	–	(179,684)
Interest expense, net	(22,495)	(15,288)

Net Loss From Continuing Operations before tax	(90,837)	(559,951)

Income tax expense	–	–

Net Loss From Continuing Operations	(90,837)	(559,951)

Net income from discontinued operations, net of tax	–	45,009

Net Loss	(90,837)	(514,942)

Net loss attributed to noncontrolling interest	–	–

Net Loss Attributed to Golden Developing Solutions, Inc.	$(90,837)	$(514,942)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$–	$0.00

Weighted average shares outstanding - basic and dilutive	545,841,084	594,888,001

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	94,615	–	99,094	–	99,094

Net loss	–	–	–	–	–	(514,942)	(514,942)	–	(514,942)

Balance March 31, 2020	1	$–	541,507,751	$54,150	$10,540,940	$(11,171,312)	$(576,222)	$(54,256)	$(630,478)

Balance December 31, 2020	1	–	541,507,751	54,150	10,579,303	(11,722,355)	(1,088,902)	(54,256)	(1,143,158)

Common shares and warrants issued for deferred offering costs	–	–	30,000,000	3,000	37,707	–	40,707	–	40,707

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	9,293	–	9,293	–	9,293

Net loss	–	–	–	–	–	(90,837)	(90,837)	–	(90,837)

Balance March 31, 2021	1	$–	571,507,751	$57,150	$10,626,303	$(11,813,192)	$(1,129,739)	$(54,256)	$(1,183,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(90,837)	$(559,951)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	–	99,094
Derivative (gain) loss	84,459	–
Amortization of right of use assets - operating leases	–	72,459
Amortization of debt discount and deferred financing costs	7,148	7,856
Interest expense from derivative liability in excess of principal	28,811	–
Loss on equipment disposal	–	75,000
Loss on lease settlement	–	179,684
Gain on settlement of debt	(58,617)	–
Net Changes in:
Accounts payable and accrued expenses	(14,894)	10,931
Net cash used in operating activities from continuing operations	(43,930)	(114,927)
Net cash used in operating activities from discontinued operations	–	(5,491)
Net cash used in operating activities	(43,930)	(120,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	–	20,792
Payments on notes payable	–	(19,840)
Proceeds from convertible notes payable	50,000	37,000
Net cash used in financing activities from continuing operations	50,000	37,952
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	50,000	37,952

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,070	(82,466)

CASH AND CASH EQUIVALENTS, beginning of period	–	104,070

CASH AND CASH EQUIVALENTS, end of period	$6,070	$21,604

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$9,293	$–
Common stock and warrants issued for deferred financing costs	$40,707	$–
Settlement of debt paid directly by related party	$25,200	$–

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $789 of accounts payable as of March 31, 2021 and December 31, 2020.

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

The following table summarizes fair value measurements by level at March 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$414,737	$414,737

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of March 31, 2021 and 2020 due to the intended short-term maturities of these financial instruments.

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

Basic Earning (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the three months ended March 31, 2021 and 2020, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. See Note 6.

Recently Issued Accounting Standards.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the three months ended March 31, 2021, the Company had $6,070 cash and no revenue to meets its ongoing operating expenses, and liabilities of $1,190,065 all of which are due within 12 months, and as of March 31, 2021, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2020 was not alleviated and is still outstanding at March 31, 2021 and up through the date of this report.

The financial statements for the three months ended March 31, 2021 and 2020 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$–	$19,970
Cost of Revenue	–	–
Gross Profit (Loss)	–	19,970
Selling, general and administrative	–	25,461
Impairment loss	–	–
Operating loss	$–	$(5,491)
Gain on extinguishment of liabilities	–	50,500
Interest expense	–	–
Net loss from discontinued operations	$–	$45,009

NOTE 4 - DEBT

Notes Payable

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. As of March 31, 2021 and December 31, 2020, the Company owed $31,317 and $6,117 on this note payable.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. In April 2020, the Company’s line of credit was terminated by the lender. In February 2021, the Company’s CEO paid $25,200 to settle the current balance of $83,817, including accrued interest, in full on behalf of the Company. The Company recognized a gain on extinguishment of debt of $58,617 during the three months ended March 31, 2021.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading prices during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $0 as of March 31, 2021 related to this convertible note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of one-year bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $117,758 was recorded along with a day one derivative loss of $141,042. Unamortized debt discount costs were $0 as of March 31, 2021 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $0 as of March 31, 2021. During the year ended December 31, 2020, the Company was in default of the agreement and incurred an additional $20,000 of principal, which was recorded as interest expense. The note is in default as of March 31, 2021 with a principal balance of $60,000

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of six-month bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as of March 31, 2021 related to this convertible note.

In March 2021, the Company entered into a Senior Secured convertible promissory note for an aggregate principal amount of $588,235. The note had an original issue discount of $88,235, bears interest at the greater of Prime plus 8% or 14%. The cash proceeds are to be distributed in tranches, with the first tranche of $65,000 being advanced in March 2021, with $15,000 of the amount paying legal fees related to the note payable and $11,471 of the original issue discount was assigned to this tranche. Each tranche has a maturity date of 9 months from the date of funding of that tranche. The principal and accrued interest are convertible into shares of the Company’s common stock at a fixed price of $0.002. In the event of default, the conversion price will be 60% of the lowest intraday rice during the previous 21 days from conversion. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The holder of these notes is not permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

In connection with promissory note, the Company issued 30,000,000 shares of stock to the lender as a deferred finance cost and granted a warrant to purchase 25,000,000 shares of common stock at a fixed price of $0.006 for a period of 10 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. Each additional tranche that is borrowed, the Company will issue shares of common stock in the amount of 393 multiplied by the principal amount advanced, and additional warrants for 327 multiplied by the principal amount advanced. The lender will receive an additional 25,000,000 warrants upon fully funding the convertible note payable. The common stock was valued at $0.004 per share for a total fair value of 120,000 and a relative fair value of $22,304, which was recorded as a debt discount. The warrants were valued using the Black-Scholes model with volatility, measurement date Treasury yield curve rate of ten-year bond, closing stock price, convertible period, and conversion price as inputs. The fair value of the warrants was determined to be $99,014, with a relative fair value of $18,403, which was recorded to debt discount.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $9,293 was recorded on the note.

Unamortized debt discount was $72,299 as of March 31, 2021, with $4,171 of amortization of debt discount during the three months ended March 31, 2021.

NOTE 5 - STOCKHOLDERS EQUITY

On March 16, 2021 the Company issued 30,000,000 shares of stock to the lender as a deferred finance cost and granted a warrant to purchase 25,000,000 shares of common stock at a fixed price of $0.006 for a period of 10 years as discussed above in Note 5.

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

As of March 31, 2021, there were 571,507,751 shares of common stock outstanding.

The following table represents the warrant activity for the three months ended March 31, 2021

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	–	$–	$–
Granted	25,000,000	0.006	0.003
Cancelled
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2021	25,000,000	$0.006	$–
Exercisable at March 31, 2021	25,000,000	$0.006	$–

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

During the year ended December 31, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement during the year ended December 31, 2020.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at March 31, 2021 and December 31, 2020:

Lease Position	March 31, 2021	December 31, 2020

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	242,001	242,001
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 and $72,460 for the three months ended March 31, 2021 and 2020, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at March 31, 2021:

Maturity of Lease Liabilities at March 31, 2021	Operating Leases
2021	$242,001
2022	–
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At March 31, 2021, the Company had no additional leases which had not yet commenced.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of March 31, 2021 and up through September 16, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2020 and remain outstanding as of September 10, 2021 in the amount of $50,000.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $5,389 and $349,091, respectively for the three months ended March 31, 2021 and 2020, a decrease of $343,702 due to reduction of operations in the current period associated with disposing of the Company’s two previous businesses.

Professional fees

Professional fees amounted to $8,300 and $15,888 respectively for the three months ended March 31, 2021 and 2020. The decrease of $7,588 was due to reduction of operations in the current period associated with disposing of the Company’s two previous businesses.

Interest expense

Interest expense was $22,495 and $15,288 for the three months ended March 31, 2021, and 2020, respectively.

Net Loss From Discontinued Operations

Net income from discontinued operations was $0 compared to net income from discontinued operations of $45,009 for the three months ended March 31, 2021 and 2020, respectively. The Company recognized a gain in the prior period due to the extinguishment of liabilities.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31, 2021	Three Months ended March 31, 2020
Net cash used in operating activities from continuing operations	$(43,930)	$(114,927)
Net cash used in operating activities from discontinued operations		(5,491)
Net cash used in operating activities	(43,930)	(120,418)
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	–	–
Net cash used in financing activities from continuing operations	50,000	37,952
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	50,000	37,952

Operating Activities

The cash used in operating activities from continuing operations of $43,930 for the three months ended March 31, 2021 was primarily due working capital and general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $50,000 during the three months ended March 31, 2021 was from the proceeds of $50,000 from issuance of a convertible note.

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

Going Concern

As of March 31, 2021, the Company had $6,070 of cash and had no revenue during the three months ended March 31, 2021 to meets its ongoing operating expenses and liabilities of $1,190,065 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2020, and our unaudited financial statements for the quarter ended three months ended March 31, 2021, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,220 note payable from lease settlement bearing interest at 18%

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

-	$75,000 note payable accruing interest at 10%

-	$125,000 convertible note payable accruing interest at a default rate of 18% per year

-	$60,000 convertible note payable accruing interest at a default rate of 22% per year

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X
32.1	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: September 16, 2021	By:	/s/ Stavros Triant
Chief Executive Officer

