Form 10-Q
period 2021-09-30
Golden Developing Solutions, Inc.
filed 2021-11-15
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2021
Common Stock, $.0001 par value	617,892,972

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$173	$–

Total current assets	173	–

Total assets	$173	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$276,362	$202,507
Right of use liabilities - operating leases short-term	242,001	242,001
Line of credit	–	68,829
Derivative liability	753,475	301,467
Notes payable - related party	31,317	6,117
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	90,214	90,214
Convertible notes payable, net	240,059	182,023

Total current liabilities	1,683,428	1,143,158

Total liabilities	1,683,428	1,143,158

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 571,507,751 and 541,507,751 issued and outstanding, respectively	57,150	54,150
Additional paid-in capital	10,626,303	10,579,303
Accumulated deficit	(12,312,452)	(11,722,355)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(1,628,999)	(1,088,902)
Noncontrolling interest	(54,256)	(54,256)
Total stockholders' equity	(1,683,255)	(1,143,158)

Total liabilities and stockholders' equity	$173	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating Expenses:
Professional fees	24,595	738	45,054	102,678
General and administrative	40,257	2,035	45,970	417,521

Total operating expenses	64,852	2,773	91,024	520,199

Loss From Continuing Operations	(64,852)	(2,773)	(91,024)	(520,199)

Other Income (Expense)
Gain on settlement of liabilities	–	–	58,617	–
Derivative gain (loss)	(369,749)	30,407	(452,008)	56,712
Loss on lease settlement	–	–	–	(179,684)
Interest expense, net	(41,772)	(117,731)	(105,682)	(354,963)

Net Loss From Continuing Operations, before tax	(476,373)	(90,097)	(590,097)	(998,134)

Income tax expense	–	–	–	–

Net Loss From Continuing Operations	(476,373)	(90,097)	(590,097)	(998,134)

Net income from discontinued operations, net of tax	–	–	–	52,459

Net Loss	(476,373)	(90,097)	(590,097)	(945,675)

Net loss attributed to noncontrolling interest	–	–	–	–

Net Loss Attributed to Golden Developing Solutions, Inc.	$(476,373)	$(90,097)	$(590,097)	$(945,675)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$–	$–	$–	$0.00

Weighted average shares outstanding - basic and dilutive	571,507,751	541,507,751	563,046,213	559,236,229

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	Non Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	94,616	–	99,095	–	99,095

Net loss	–	–	–	–	–	(514,942)	(514,942)	–	(514,942)

Balance March 31, 2020	1	–	541,507,751	54,150	10,540,941	(11,171,312)	(576,221)	(54,256)	(630,477)

Stock-based compensation	–	–	–	–	38,364	–	38,364	–	38,364

Net loss	–	–	–	–	–	(340,636)	(340,636)	–	(340,636)

Balance June 30, 2020	1	–	541,507,751	54,150	10,579,305	(11,511,948)	(878,493)	(54,256)	(932,749)

Net loss	–	–	–	–	–	(90,097)	(90,097)	–	(90,097)

Balance September 30, 2020	1	$–	541,507,751	$54,150	$10,579,305	$(11,602,045)	$(968,590)	$(54,256)	$(1,022,846)

Balance December 31, 2020	1	–	541,507,751	54,150	10,579,303	(11,722,355)	(1,088,902)	(54,256)	(1,143,158)

Common shares and warrants issued for deferred offering costs	–	–	30,000,000	3,000	37,707	–	40,707	–	40,707

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	9,293	–	9,293	–	9,293

Net loss	–	–	–	–	–	(90,837)	(90,837)	–	(90,837)

Balance March 31, 2021	1	–	571,507,751	57,150	10,626,303	(11,813,192)	(1,129,739)	(54,256)	(1,183,995)

Net loss	–	–	–	–	–	(22,887)	(22,887)	–	(22,887)

Balance June 30, 2021	1	–	571,507,751	57,150	10,626,303	(11,836,079)	(1,152,626)	(54,256)	(1,206,882)

Net loss	–	–	–	–	–	(476,373)	(476,373)	–	(476,373)

Balance September 30, 2021	1	$–	571,507,751	$57,150	$10,626,303	$(12,312,452)	$(1,628,999)	$(54,256)	$(1,683,255)

  The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(590,097)	$(998,134)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	–	137,459
Loss on derivative issuance	28,811	197,670
Derivative (gain) loss	423,197	(95,333)
Amortization of right of use assets - operating leases	–	72,459
Amortization of debt discount and deferred financing costs	58,036	154,332
Loss on equipment disposal	–	75,000
Loss on lease settlement	–	179,684
Gain on settlement of debt	(58,617)	–
Net Changes in:
Accounts payable and accrued expenses	88,843	132,882
Net cash used in operating activities from continuing operations	(49,827)	(143,981)
Net cash used in operating activities from discontinued operations	–	1,959
Net cash used in operating activities	(49,827)	(142,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	–	20,792
Payments on notes payable	–	(19,840)
Proceeds from convertible notes payable	50,000	37,000
Net cash used in financing activities from continuing operations	50,000	37,952
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	50,000	37,952

NET CHANGE IN CASH AND CASH EQUIVALENTS	173	(104,070)

CASH AND CASH EQUIVALENTS, beginning of period	–	104,070

CASH AND CASH EQUIVALENTS, end of period	173	$–

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$9,293	$–
Common stock and warrants issued for deferred financing costs	$40,707	$–
Settlement of debt paid directly by related party	$25,200	$–
Note Payable issued for accounts payable	$–	$75,000

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $814 of accounts payable as of September 30, 2021 and December 31, 2020.

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

The following table summarizes fair value measurements by level at September 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$753,475	$753,475

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of September 30, 2021 and 2020 due to the intended short-term maturities of these financial instruments.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the nine months ended September 30, 2021, the Company had $173 cash and no revenue to meets its ongoing operating expenses, and liabilities of $1,683,428 all of which are due within 12 months, and as of September 30, 2021, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2020 was not alleviated and is still outstanding at September 30, 2021 and up through the date of this report.

The financial statements for the nine months ended September 30, 2021 and 2020 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the six months ended June 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenue	$–	$28,970
Cost of Revenue	–	–
Gross Profit (Loss)	–	28,970
Selling, general and administrative	–	27,011
Impairment loss	–	–
Operating loss	$–	$1,959
Gain on extinguishment of liabilities	–	50,500
Interest expense	–	–
Net loss from discontinued operations	$–	$52,459

NOTE 4 - DEBT

Notes Payable

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. As of September 30, 2021 and December 31, 2020, the Company owed $31,317 and $6,117 on this note payable.

 Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. In April 2020, the Company’s line of credit was terminated by the lender. In February 2021, the Company’s CEO paid $25,200 to settle the current balance of $83,817, including accrued interest, in full on behalf of the Company. The Company recognized a gain on extinguishment of debt of $58,617 during the nine months ended September 30, 2021.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading prices during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. Unamortized deferred financing costs were $0 as of September 30, 2021 related to this convertible note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of one-year bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $117,758 was recorded along with a day one derivative loss of $141,042. Unamortized debt discount costs were $0 as of September 30, 2021 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $0 as of June 30, 2021. During the year ended December 31, 2020, the Company was in default of the agreement and incurred an additional $20,000 of principal, which was recorded as interest expense. The note is in default as of September 30, 2021 with a principal balance of $60,000

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of six-month bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as of September 30, 2021 related to this convertible note.

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

Unamortized debt discount was $21,412 as of September 30, 2021, with $55,059 of amortization of debt discount during the nine months ended September 30, 2021.

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

As of September 30, 2021, there were 571,507,751 shares of common stock outstanding.

The following table represents the warrant activity for the nine months ended September 30, 2021:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	–	$–	$–
Granted	25,000,000	0.006	0.003
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at September 30, 2021	25,000,000	$0.006	$0.003
Exercisable at September 30, 2021	25,000,000	$0.006	$0.003

Outstanding warrants at September 30, 2021 had an aggregate intrinsic value of $82,500.

Series A Preferred Stock

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

NOTE 6 - LEASES

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2021 and December 31, 2020:

Lease Position	September 30, 2021	December 31, 2020

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	$242,001	$242,001
Right of use liability operating lease long term	–	$–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 and $72,460 for the nine months ended September 30, 2021 and 2020, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at June 30, 2021:

Maturity of Lease Liabilities at September 30, 2021	Operating Leases
2021	$242,001
2022	–
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At September 30, 2021, the Company had no additional leases which had not yet commenced.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of September 30, 2021 and up through November 15, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

In October and November 2021, the Company issued 46,385,221 shares of common stock related to the conversion of a total of $115,000 in principal on the September 18, 2019 convertible note payable.

On November 3, 2021 the Company borrowed an additional $58,824 on the March 21, 2021 financing, receiving $50,000 of cash proceeds.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $40,257 and $2,035, respectively for the three months ended September 30, 2021 and 2020, an increase of $38,222 due to additional filing fees in the current period.

Professional fees

Professional fees amounted to $24,595 and $738 respectively for the three months ended September 30, 2021 and 2020. The increase of $23,857 was due to an increase in accounting related costs.

Interest expense

Interest expense was $41,772 and $117,731 for the three months ended September 30, 2021, and 2020, respectively.

Other Income/Expense

The Company recognized a derivative loss of $369,749 and a gain of $30,407 during the three months ended September 30, 2021 and 2020, respectively.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $45,970 and $417,521, respectively for the nine months ended September 30, 2021 and 2020, a decrease of $371,551 due to reduction of operations in the current period associated with disposing of the Company’s two previous businesses.

Professional fees

Professional fees amounted to $45,054 and $102,678 respectively for the nine months ended September 30, 2021 and 2020. The decrease of $57,624 was due to reduction of operations in the current period associated with disposing of the Company’s two previous businesses.

Interest expense

Interest expense was $105,682 and $354,963 for the nine months ended September 30, 2021, and 2020, respectively.

Other Income/Expense

The Company recognized a gain of $58,617 from extinguishment of liabilities during the nine months ended September 30, 2021, and a derivative loss of $452,008 compared to a derivative gain of $56,712 during the nine months ended September 30, 2020. The Company recognized a loss on settlement of leases of $179,684 during the nine months ended September 30, 2020.

Net Loss From Discontinued Operations

Net income from discontinued operations was $0 compared to net income from discontinued operations of $52,459 for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized a gain in the prior period primarily due to the extinguishment of liabilities.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2021 and 2020:

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Net cash used in operating activities from continuing operations	$(49,827)	$(143,981)
Net cash used in operating activities from discontinued operations		(1,959)
Net cash used in operating activities	(49,827)	(142,022)
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	–	–
Net cash used in financing activities from continuing operations	50,000	37,952
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	50,000	37,952

Operating Activities

The cash used in operating activities from continuing operations of $49,827 for the nine months ended September 30, 2021 was primarily due working capital and general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $50,000 during the nine months ended September 30, 2021 was from the proceeds of $50,000 from issuance of a convertible note. The cash provided by financing activities from continuing operations of $37,952 during the nine months ended September 30, 2020 was from the proceeds of $37,000 from issuance of a convertible note and proceeds of $20,792 from a previous line of credit, partially offset by repayment of notes payable of $19,840.

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

Going Concern

As of September 30, 2021, the Company had $173 of cash and had no revenue during the three and nine months ended September 30, 2021 to meets its ongoing operating expenses and liabilities of $1,703,297 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2020, and our unaudited financial statements for the quarter ended September 30, 2021, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at September 30, 2021, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: November 15, 2021	By:	/s/ Stavros Triant
Chief Executive Officer

