Form 10-K
period 2021-12-31
Golden Developing Solutions, Inc.
filed 2022-04-05
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,688,785 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink Sheets on June 30, 2021 (which was $0.013 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 31, 2022, there were 732,827,851 shares of common stock, par value $0.001 issued and outstanding.

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2020 and remain outstanding as of December 31, 2021 in the amount of $50,000.

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

As of March 31, 2022, 732,827,851 shares of our common stock were issued and outstanding.

Holders

As of March 31, 2022, there were approximately 550 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2020, the Company issued to two firms 44,786,395 shares of common stock for compensation related to investor relation services with a fair value of $137,457.

During the three months ended March 31, 2021, the Company issued to an investor 30,000,000 shares of common stock related to the issuance of a convertible note payable with a fair value of $40,707.

During the three months ended December 31, 2021, the Company issued to two firms 63,993,879 shares of common stock for conversion of a convertible note payable.

During the three months ended December 31, 2021, the Company issued to an investor 20,000,000 shares of common stock related to the issuance of a convertible note payable with a fair value of $33,757.

During the three months ended December 31, 2021, the Company issued to an individual 42,626,221 shares of common stock for compensation related to prior services with a fair value of $196,081.

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

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2021 and 2020:

	For the Year ended December 31,
	2021	2020	$ Change	% Change
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–%
Gross loss	–	–	–	–%

Operating expenses
Professional fees	71,224	134,843	(63,619)	(47.2)%
General & administrative	274,400	410,627	(136,227)	(33.2)%
Total operating expenses	345,624	545,470	(199,846)	(36.6)%

Loss on lease settlement	–	(179,684)	179,684	100.0%
Derivative gain (loss)	(131,257)	18,022	(149,279)	(828.3)%
Interest expense, net	(158,618)	(411,312)	(252,694)	(61.4)%
Gain on settlement of liabilities	58,617	–	58,617	100.0%
Loss from disposal	(53,442)	–	(53,442)	(100.0)%
Net gain (loss) from discontinued operations, net of tax	–	52,459	(52,459)	(100.0)%

Net income (loss)	$(630,324)	$(1,065,985)	$(437,582)	(41.0)%

Operating expenses

Operating expenses decreased by $199,846 for the year ended December 31, 2021, compared to the same period in 2020, listed below are the major changes to operating expenses:

Professional fees decreased by $63,619 for the year ended December 31, 2021, compared to the same period in 2020, primarily was due to reducing operations in the current period associated with disposing of the Company’s two previous businesses.

General and administrative expenses decreased by $136,227 for the year ended December 31, 2021, compared to the same period in 2020, primarily was due to reducing operations in the current period associated with disposing of the Company’s two previous businesses.

Other income (expense)

Other income (expense) decreased by $288,274 for the year ended December 31, 2021, compared to the same period in 2020, primarily as a result of the gain on settlement of liabilities of $58,617, loss on derivative liabilities of $131,257, and the loss on the non-controlling interest investment of $53,442, offset by a decrease in interest expense on the notes payable, and due to a loss on lease settlement in prior year.

Liquidity and Capital Resources

The following is a summary of the cash and cash equivalents as of the years ended December 31, 2021 and 2020.

	As of
	December 31, 2021	December 31, 2020	$ Change
Cash and cash equivalents	$10,735	$–	$10,735

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Net cash used in operating activities from continuing operations	$(135,765)	$(143,981)
Net cash provided by (used in) operating activities from discontinued operations	–	1,959
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	–
Net cash provided by financing activities from continuing operations	146,500	37,952
Net cash used in financing activities from discontinued operations	–	–
Net increase in cash and cash equivalents	$10,735	$(104,070)

Operating activities

Net cash used in operating activities was $135,765 for the year ended December 31, 2021, as compared to net cash used in operating activities of $142,022 during the same period in 2020. The current period cash outflows relate to the decrease in operations of the Company during 2021. The Company’s net loss of $630,324 included a total of $453,248 of non-cash items.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2021, as compared to net cash used in investing activities of $0 during the same period in 2020.

Financing activities

Net cash provided by financing activities was $146,500 for the year ended December 31, 2021, as compared to net cash provided by financing activities of $37,952 during the same period in 2020. The current period amounts consist of $146,500 from convertible note payable issuances during 2021.

Going Concern

The financial statements for the years ended December 31, 2021 and 2020 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, the Company had no off-balance sheet arrangements.

Unrecognized Tax Benefits

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2021 and 2020 and expects no significant change to the uncertain tax liability over the next twelve months.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2021.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2021, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2021 and December 31, 2020, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

The following table summarizes fair value measurements by level at December 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of December 31, 2021 and 2020 due to the intended short-term maturities of these financial instruments.

New Accounting Pronouncements

In preparing the financial statements, management considered all new pronouncements through the date of the report.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-20, which appear at the end of this Form 10-K Annual Report.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, our sole executive officer (who serves as both principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2021 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses described below which have caused management to conclude that as of December 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2022 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

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

Section 16(a) Beneficial Owner Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Annual Report, any failure to comply therewith during the fiscal year ended December 31, 2021. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock except that the following members of the Board of Directors never filed a Form 3 – Nick Kazerouni, Cyrus Raofpur, Vince Trapasso, and John Sosville. Messrs. Kazerouni, Raoufpur, and Trapasso are no longer members of the Board.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stavros Triant	2021	0							0
CEO and CFO	2020	124,849							124,849

Directors’ Compensation

None of our directors were paid any compensation for their service as directors during the year ended December 31, 2021. Messrs. Kazerouni and Raoufpur resigned as members of the Board in February 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth certain information regarding our voting shares beneficially owned as of March 31, 2022 and is based on 732,827,851 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of March 31, 2022.

Name and Address of Beneficial Owner	Common stock Owned Beneficially	Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Stavros Triant (1)	320,000,000	44.0%	1	100%
John Sosville	0	–	–	–
All directors and officers as a group (two persons)	320,000,000	44.0%	1	100%

(1)	Shares owned by Filakos Capital Investments, LLC, an entity over which Mr. Stavros has voting and investment control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

In May 2018, the Company issued a $70,025 Note payable to Stavros Triant, the Company’s CEO and Chairman. Additionally, $2,000 of expense was paid by the CEO on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2019, $63,671 was repaid resulting in a balance as of December 31, 2020 and 2019, of $6,117. During the year ended December 31, 2021, the CEO personally paid $25,200 to settle the Company’s outstanding line of credit in full, which was applied against the note payable balance. The Company owes the CEO $31,317 as of December 31, 2021.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, including review of our interim financial statements were $38,237 and $20,500, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for audit related fees during the fiscal years ended December 31, 2021 and 2020, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $0 for tax and fees during the fiscal years ended December 31, 2021 and 2020.

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

3.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
4.3	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.1	10/15/2019
4.4	Promissory Note, issued to Infusionz, LLC on October 4, 2019 and effective as of October 4, 2019	8-K	4.2	10/15/2019
10.1	Asset Purchase Agreement by and between the Company and Viath, LLC, dated January 27, 2020				X
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Developing Solutions, Inc.

Date: April 4, 2022	By:	/s/ Stavros Triant
Stavros Triant
Chief Executive Officer, Chief Financial Officer Secretary, and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros Triant	Chief Executive Officer, Chief Financial Officer,	April 4, 2022
Stavros Triant	Secretary, Treasurer, and Director

/s/ John Sosville	Director	April 4, 2022
John Sosville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Golden Developing Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Developing Solutions, Inc., and its subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2020 and as of December 31, 2020, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the year ended December 31, 2021, the Company continued to incur substantial losses, and as of December 31, 2021, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed as of December 31, 2020 was not alleviated and is still outstanding at December 31, 2021 and up through the date of this report. Management’s plans to address this substantial doubt is set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2019.

San Mateo, California

April 4, 2022

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$10,735	$–

Total current assets	10,735	–

Total assets	$10,735	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$201,390	$202,507
Right of use liabilities - operating leases short-term	242,001	242,001
Line of credit	–	68,829
Derivative liability	219,625	301,467
Notes payable - related party	31,317	6,117
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	90,214	90,214
Convertible notes payable, net	163,609	182,023

Total current liabilities	998,156	1,143,158

Total liabilities	998,156	1,143,158

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 698,127,851 and 541,507,751 issued and outstanding, respectively	69,812	54,150
Additional paid-in capital	11,295,446	10,579,303
Accumulated deficit	(12,352,679)	(11,722,355)

Total stockholders' equity attributable to Golden Developing Solutions, Inc. stockholders	(987,421)	(1,088,902)
Noncontrolling interest	–	(54,256)
Total stockholders' equity	(987,421)	(1,143,158)

Total liabilities and stockholders' equity	$10,735	$–

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020

Revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	71,224	134,843
General and administrative	274,400	410,627

Total operating expenses	345,624	545,470

Loss From Continuing Operations	(345,624)	(545,470)

Other Income (Expense)
Gain on settlement of liabilities	58,617	–
Derivative gain (loss)	(131,257)	18,022
Loss on lease settlement	–	(179,684)
Loss from disposal	(53,442)	–
Interest expense, net	(158,618)	(411,312)

Net Loss From Continuing Operations, before tax	(630,324)	(1,118,444)

Income tax expense	–	–

Net Loss From Continuing Operations	(630,324)	(1,118,444)

Net income from discontinued operations, net of tax	–	52,459

Net Loss	(630,324)	(1,065,985)

Net loss attributed to noncontrolling interest	–	–

Net Loss Attributed to Golden Developing Solutions, Inc.	$(630,324)	$(1,065,985)

Net loss from continuing operations per share - basic and dilutive	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and dilutive	$–	$0.00

Weighted average shares outstanding - basic and dilutive	581,452,047	554,779,890

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	NonControlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2019	1	$–	667,175,901	$66,717	$10,956,552	$(10,656,370)	$366,899	$(54,256)	$312,643

Common shares cancelled for disposition of business	–	–	(170,454,545)	(17,046)	(510,227)	–	(527,273)	–	(527,273)

Stock-based compensation	–	–	44,786,395	4,479	132,978	–	137,457	–	137,457

Net loss	–	–	–	–	–	(1,065,985)	(1,065,985)	–	(1,065,985)

Balance December 31, 2020	1	$–	541,507,751	$54,150	$10,579,303	$(11,722,355)	$(1,088,902)	$(54,256)	$(1,143,158)

Common shares issued for services	–	–	42,626,221	4,263	216,317	–	220,580	–	220,580

Common shares issued for conversion of convertible notes payable	–	–	63,993,879	6,399	145,227	–	151,626	–	151,626

Common shares and warrants issued for deferred offering costs	–	–	50,000,000	5,000	69,464	–	74,464	–	74,464

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	72,036	–	72,036	–	72,036

Settlement of derivative liability from conversion of notes	–	–	–	–	213,099	–	213,099	–	213,099

Dissolution of noncontrolling interest	–	–	–	–	–	–	–	54,256	54,256

Net loss	–	–	–	–	–	(630,324)	(630,324)	–	(630,324)

Balance December 31, 2021	1	$–	698,127,851	$69,812	$11,295,446	$(12,352,679)	$(987,421)	$–	$(987,421)

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(630,324)	$(1,118,444)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	220,580	137,457
Loss on derivative issuance	37,956	20,000
Derivative (gain) loss	93,301	(18,022)
Gain on settlement of debt	(58,617)	–
Loss from disposal	53,442	–
Amortization of right of use assets - operating leases	–	72,459
Amortization of debt discount and deferred financing costs	106,586	171,379
Interest expense from derivative liability in excess of principal	–	162,600
Loss on equipment disposal	–	75,000
Loss on lease settlement	–	193,309

Net Changes in:
Accounts payable and accrued expenses	41,311	160,281
Net cash used in operating activities from continuing operations	(135,765)	(143,981)
Net cash used in operating activities from discontinued operations	–	1,959
Net cash used in operating activities	(135,765)	(142,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	–	20,792
Payments on notes payable	–	(19,840)
Proceeds from convertible notes payable	146,500	37,000
Net cash used in financing activities from continuing operations	146,500	37,952
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	146,500	37,952

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,735	(104,070)

CASH AND CASH EQUIVALENTS, beginning of period	–	104,070

CASH AND CASH EQUIVALENTS, end of period	$10,735	$–

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$72,036	$–
Common stock and warrants issued for deferred financing costs	$74,464	$–
Settlement of debt paid directly by related party	$25,200	$–
Note Payable issued for accounts payable	$–	$75,000

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50%, in exchange for the cancelation of these consulting agreements. The Company continues to consolidate the operations of Pura Vida Vitamins, LLC due to its ownership interest combined with a controlling vote of the board of directors which make the Company the primary beneficiary of the joint venture with the ability to significant influence and control the activities of the business. The joint venture had no assets and liabilities of $0 and $789 of accounts payable as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 the Company wrote off the balances for the non-controlling interest investment due to the dissolution of the joint venture, resulting in a loss of $53,442.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On January 27, 2020, the Company entered into a termination agreement related to its Layer Six acquisition to dispose of the operations of that business. See Note 3 for additional information.

Cash and cash equivalents. Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category.

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

As of December 31, 2021, and December 31, 2020, the Company held no inventory.

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

During the year ended December 31, 2019, the Company paid $75,000 towards the purchase of new equipment. The purchase was abandoned as of December 31, 2020; therefore, the deposit of equipment was written off as expense during the year ending December 31, 2020.

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

The following table summarizes fair value measurements by level at December 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$301,467	$301,467

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, convertible notes payable, note payable and loan from related parties are at amortized cost but approximate their market values as of December 31, 2021 and 2020 due to the intended short-term maturities of these financial instruments.

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

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Prior to the disposal of the Layer Six business, the Company primarily earned revenue from subscription services for its online and mobile cannabis services hub, www.wheresweed.com. This online and mobile service hub allows marijuana business to advertise their location and services offered and allows users of the Company’s website to locate nearby cannabis businesses. As discussed in Note 3, the Company disposed of the Layer Six business in January 2020, and therefore the results of operations, including all revenue, are included in net loss from discontinued operations. The Company has also developed an online retail business for CBD, hemp oil and health/wellness related products through the Pura Vida joint venture. The Company has not yet begun to sell inventory products through this online retail business as of December 31, 2021.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2021, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

The subscription revenue for its website services is collected up front for a 30 day period. At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2021 and December 31, 2020, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees. Advertising and promotional costs are expensed as incurred and totaled $782 and $639 in the years ended December 31, 2021and 2020, respectively.

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

Basic Earnings (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended December 31, 2021 and 2020, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal.

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

During the year ended December 31, 2021 and 2020, the Company paid $0 and $100,288 of consulting fees to a company controlled by a Director of the Company.

Recently Issued Accounting Standards.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE–2 - GOING CONCERN AND LIQUIDITY

As of December 31, 2021, the Company had $10,735 cash on hand and no revenue to meets its ongoing operating expenses, and liabilities of $998,156 all of which are due within 12 months.

The financial statements for the years ended December 31, 2021 and 2020 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Pursuant to the terms of the Layer Six Sale Agreement the associated members of Layer Six returned the 170,454,545 shares of common stock consideration granted to them pursuant to the Asset Purchase Agreement. The fair value of the stock consideration to be returned to the Company is approximately $477,273 at the time of the Sale Agreement. These shares were returned to the Company and cancelled in February 2020.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations discussed above are presented in the following table for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$–	$28,970
Cost of Revenue	–	–
Gross Profit	–	–
Selling, general and administrative	–	27,011
Impairment loss	–	–
Operating gain(loss)	$–	$1,959
Gain on extinguishment of liabilities	–	50,500
Interest expense	–	–
Net income (loss) from discontinued operations	$–	$52,459

NOTE 4 – DEBT

Notes Payable

On July 3, 2019, the Company entered into a future revenue financing arrangement. The Company received $100,000 in cash proceeds and must repay $139,000. Payments are withdrawn from the Company’s bank account on a daily basis in the amount of $993 per day and are secured by the future revenue of the Company. The Company recorded a debt discount of $39,000 and paid deferred financing costs of $5,038. The Company made repayments of $0 and $19,840 during the year ended December 31, 2021 and 2020 respectively. The company has amortized $0 and $2,985 of debt discount and $0 and $386 of deferred financing costs for the years ended December 31, 2021 and 2020 respectively. As of December 31, 2021, outstanding principal on this note was $0, unamortized debt discount was $0 and unamortized deferred financing costs were $0.

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. As of December 31, 2021 and December 31, 2020, the Company owed $31,317 and $6,117 on this note payable.

Line of Credit

In September 2019, the Company entered into a line of credit with an available amount of $96,300. In April 2020, the line of credit was terminated, and in February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the current balance, including accrued interest, of $83,817, in full on behalf of the Company. The Company recognized a gain on extinguishment of debt of $58,617 during the year ended December 31, 2021.

Convertible Debt

On September 18, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $125,000. The Company received net cash proceeds of $109,500 after payment fees of $15,500. The convertible note bears interest at 10% and matures on September 18, 2020, with interest accruing at a rate of 18% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the three lowest trading prices during the 20 trading days prior to the conversion date. Accrued interest may be converted into shares of common stock using the same conversion price. During the year ending December 31, 2021 the principal balance of $125,000 along with accrued interest, was converted into 63,993,879 shares of common stock. The principal balance on the note is $0 and $125,000 as of December 31, 2021 and 2020, respectively. Unamortized deferred financing costs were $0 as of December 31, 2021 related to this convertible note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note utilizing Black-Scholes model with volatility, measurement date Treasury yield curve rate of one-year or six-month bond, closing stock price, convertible period, and conversion price as inputs. A total debt discount of $117,758 was recorded along with a day one derivative loss of $141,042. Unamortized debt discount costs were $0 as of December 31, 2021 related to this convertible note.

On January 14, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $40,000. The Company received net cash proceeds of $37,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on January 14, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 61% of the lowest trading price during the 20 trading days prior to the conversion date. Unamortized discount was $0 as of December 31, 2020. During the year ended December 31, 2020, the Company was in default of the agreement and incurred an additional $20,000 of principal, which was recorded as interest expense. The Company also recognized $37,956 of derivative loss associated with the additional principal. The note is in default as of December 31, 2021 with a principal balance of $60,000

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as of December 31, 2021 related to this convertible note.

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

On November 3, 2021 the second trance in the amount of $50,000 was advanced under the March 21, 2021 financing, with $8,824 of the original issue discount being assigned to this tranche. No additional shares or warrants have been issued related to this tranche.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $59,293 was recorded on the note.

Unamortized debt discount was $46,326 as of December 31, 2021, with $88,969 of amortization of debt discount during the year ended December 31, 2021.

In November 2021, the Company entered into a Secured convertible promissory note for an aggregate principal amount of $58,889. The Company received net cash proceeds of $46,500 after an original issue discount of $8,889 and legal fees of $3,500. The convertible note bears interest at 12% and matures on May 16, 2022, with interest accruing at a rate of 24% if the Company is in default. The principal and accrued interest are convertible into shares of the Company’s common stock at a fixed price of $0.002 in the event of default. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price.

In connection with promissory note, the Company issued 20,000,000 shares of stock to the lender as a deferred finance cost and granted a warrant to purchase 9,814,815 shares of common stock at a fixed price of $0.006 for a period of 5 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The common stock was valued at $0.0042 per share for a total fair value of 84,000 and a relative fair value of $23,019, which was recorded as a debt discount. The warrants were valued using the Black-Scholes model with volatility, measurement date Treasury yield curve rate of ten-year bond, closing stock price, convertible period, and conversion price as inputs. The fair value of the warrants was determined to be $39,187, with a relative fair value of $10,739, which was recorded to debt discount.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $12,743 was recorded on the note.

Unamortized debt discount was $44,249 as of December 31, 2021, with $14,641 of amortization of debt discount during the year ended December 31, 2021.

NOTE 5 - DERIVATIVE LIABILITIES

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

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the fiscal year ending December 31, 2021: (1) dividend yield of 0%, (2) expected volatility ranging from 203% - 242%, (3) risk- free interest rate ranging from 0.09% – 0.16%, (4) expected life 0.5 - 1 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0015 - $0.0018 per share. The instrument was fair valued on the date it became convertible and the period end date of December 31, 2021.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2019	$–
Fair value on the date of issuance recorded as debt discounts	156,889
Day 1 loss	162,600
Gain on change in fair value of derivatives	(18,022)
Fair value as of December 31, 2020	301,467
Fair value on the date of issuance recorded as debt discounts	–
Day 1 loss	37,956
Settlement of derivative upon conversion of notes	(213,099)
Gain on change in fair value of derivatives	93,301
Fair value as of December 31, 2021	$219,625

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2020, the Company agreed to issue 42,626,221 shares to a former employee for past due compensation. The shares were issued during the year ended December 31, 2021 and the Company recognized the fair value of $196,080 as stock-based compensation expense. The Company also agreed to issued 5,000,000 shares of common stock with a fair value of $24,500 for services rendered by a consultant. The shares have not yet been issued.

During the year ended December 31, 2021, the Company issued 63,993,879 shares of common stock pursuant to the terms of a convertible note agreement for the settlement of $151,626 of principal and accrued interest.

Stock Warrants

The following table represents the warrant activity for the years ended December 31, 2021. All warrants are accounted for as equity instruments.

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	–	$–	$–
Granted	34,814,815	0.006	0.004
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2021	34,814,815	$0.006	$0.004
Exercisable at December 31, 2021	34,814,815	$0.006	$0.004

Outstanding warrants at December 31, 2021 had an aggregate intrinsic value of $0.

Series A Preferred Stock

During the year ended December 31, 2018 the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

NOTE 7– INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2021 and expects no significant change to the uncertain tax liability over the next twelve months.

The cumulative net operating loss carryforward is approximately $2,937,000 at December 31, 2021 and will expire beginning in the year 2038.

	December 31, 2021	December 31, 2020

Deferred tax asset	$617,000	$613,000
Valuation allowance	(617,000)	(613,000)

Net deferred tax asset	$–	$–

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at December 31, 2021 and 2020:

Lease Position	December 31, 2021	December 31, 2020

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	242,001	242,001
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 and $72,459 for the years ended December 31, 2021 and 2020, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at December 31, 2021:

Maturity of Lease Liabilities at December 31, 2021	Operating Leases

2022	$242,001
2023	–
2024	–
2025	–
2026	–
2027 and thereafter	–
Total future undiscounted lease payments	242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At December 31, 2021, the Company had no additional leases which had not yet commenced.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2021 and up through April 4, 2022, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On January 27, 2022, the Company entered into a settlement agreement with Geneva Roth Remark Holdings, Inc. related to the convertible promissory note dated January 14, 2020. Pursuant to the agreement the company issued 2,000,000 shares of common stock for the conversion of $4,000 of principal balance of the note and has agreed to repay the remaining balance of $45,000 in nine equal payments of $5,000, beginning on February 1, 2022. The settlement agreement resulted in the forgiveness of $11,000 in principal on the note. The Company issued an additional 10,000,000 shares to this lender in March 2022.

Subsequent to December 31, 2021, the Company sold 12,500,000 shares to an existing lender for $50,000 of cash proceeds.

Subsequent to December 31, 2021, the Company issued 10,200,000 shares to consultants for services performed in the year ended 2021.

