Form 10-Q
period 2022-03-31
Golden Developing Solutions, Inc.
filed 2022-05-16
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

PO Box 460573

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May XX, 2022
Common Stock, $.0001 par value	732,827,851

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2022	2021
Current assets:
Cash and cash equivalents	$775	$10,735

Total current assets	775	10,735

Total assets	$775	$10,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$220,814	$201,390
Right of use liabilities - operating leases short-term	242,001	242,001
Line of credit	–	–
Derivative liability	42,877	219,625
Notes payable - related party	31,317	31,317
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	90,214	90,214
Convertible notes payable, net	147,324	163,609

Total current liabilities	824,547	998,156

Total liabilities	824,547	998,156

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 732,827,851 and 698,127,851 issued and outstanding, respectively	73,282	69,812
Additional paid-in capital	11,439,573	11,295,446
Accumulated deficit	(12,336,627)	(12,352,679)

Total stockholders' equity attributable to Golden
Developing Solutions, Inc. stockholders	(823,772)	(987,421)
Noncontrolling interest	–	–
Total stockholders' equity	(823,772)	(987,421)

Total liabilities and stockholders' equity	$775	$10,735

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$–	$–
Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	12,021	8,300
General and administrative	46,209	5,389

Total operating expenses	58,230	13,689

Loss from Operations	(58,230)	(13,689)

Other Income (Expense)
Gain on settlement of liabilities	11,000	58,617
Derivative gain (loss)	124,891	(113,270)
Loss on lease settlement	–	–
Interest expense, net	(61,609)	(22,495)

Net Income (loss), before tax	16,052	(90,837)

Income tax expense	–	–

Net Income (Loss)	$16,052	$(90,837)

Net income (loss) from per share - basic	$0.00	$(0.00)
Net income (loss) from per share - dilutive	$0.00	$(0.00)

Weighted average shares outstanding - basic	712,407,851	545,841,084
Weighted average shares outstanding - dilutive	748,618,073	545,841,084

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional
	Series A Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance December 31, 2020	1	–	541,507,751	54,150	10,579,303

Common shares and warrants issued for deferred offering costs	–	–	30,000,000	3,000	37,707

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	9,293

Net loss	–	–	–	–	–

Balance March 31, 2021	1	$–	571,507,751	$57,150	$10,626,303

Balance December 31, 2021	1	–	698,127,851	69,812	11,295,446

Common shares issued due to conversion of note	–	–	12,000,000	1,200	17,800

Common Shares issued for cash proceeds	–	–	12,500,000	1,250	48,750

Common shares issued for payment of services	–	–	10,200,000	1,020	18,220

Beneficial conversion feature	–	–	–	–	7,500

Settlement of derivative liability through note conversion	–	–	–	–	51,857

Net income	–	–	–	–	–

Balance March 31, 2022	1	$–	732,827,851	$73,282	$11,439,573

	Accumulated Deficit	Golden Developing Solutions Share of Equity (Deficit)	NonControlling Interest	Total Stockholders’ Equity (Deficit)

Balance December 31, 2020	(11,722,355)	(1,088,902)	(54,256)	(1,143,158)

Common shares and warrants issued for deferred offering costs	–	40,707	–	40,707

Beneficial conversion feature upon issuance on convertible debt	–	9,293	–	9,293

Net loss	(90,837)	(90,837)	–	(90,837)

Balance March 31, 2021	$(11,813,192)	$(1,129,739)	$(54,256)	$(1,183,995)

Balance December 31, 2021	(12,352,679)	(987,421)	–	(987,421)

Common shares issued due to conversion of note	–	19,000	–	19,000

Common Shares issued for cash proceeds	–	50,000	–	50,000

Common shares issued for payment of services	–	19,240	–	19,240

Beneficial conversion feature	–	7,500	–	7,500

Settlement of derivative liability through note conversion	–	51,857	–	51,857

Net income	16,052	16,052		16,052

Balance March 31, 2022	$(12,336,627)	$(823,772)	$–	$(823,772)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	16,052	$(90,837)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	19,240	–
Derivative (gain) loss	(124,891)	84,459
Amortization of debt discount and deferred financing costs	48,715	7,148
Interest expense from derivative liability in excess of principal	–	28,811
Gain on settlement of debt	(11,000)	(58,617)
Net Changes in:
Accounts payable and accrued expenses	19,424	(14,894)
Net cash used in operating activities	(32,460)	(43,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(35,000)	–
Proceeds from convertible notes payable	7,500	50,000
Net proceeds from the sale of common shares	50,000	–
Net cash provided by financing activities	22,500	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,960)	6,070

CASH AND CASH EQUIVALENTS, beginning of period	10,735	–

CASH AND CASH EQUIVALENTS, end of period	775	$6,070

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$7,500	$9,293
Common stock and warrants issued for deferred financing costs	$–	$40,707
Settlement of debt paid directly by related party	$–	$25,200
Conversion and settlement of note	$19,000	$–
Settlement of derivative liability on conversion	$51,857	$–

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

The following table summarizes fair value measurements by level at March 31, 2022 and December 31, 2021, measured at fair value on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$42,877	$42,877

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of March 31, 2022 and December 31, 2021 due to the intended short-term maturities of these financial instruments.

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

The following table presents the effect of potential dilutive issuances for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Net income (loss)	$16,052	$(90,837)
Derivative gain	(124,891)	–
Interest expense associated with convertible debt	54,908	–
Net income (loss) for dilutive calculation	$(53,931)	$(90,837)

Weighted average shares outstanding	712,407,851	545,841,084
Dilutive effect of convertible debt	36,210,222	–
Dilutive effect of common stock warrants	–	–
Weighted average shares outstanding for diluted net income (loss) per share	748,618,073	545,841,084

During the three months ended March 31, 2022, the impact of 25,000,000 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive. During the three months ended March 31, 2021, the impact of 25,000,000 warrants to purchase common stock and 112,372,500 shares issuable under convertible debt were excluded from the calculation above as their impact would be dilutive.

Recently Issued Accounting Standards.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the three months ended March 31, 2022, the Company had $775 cash and no revenue to meets its ongoing operating expenses, and liabilities of $824,547 all of which are due within 12 months, and as of March 31, 2022, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2021 was not alleviated and is still outstanding at March 31, 2022 and up through the date of this report.

The financial statements for the three months ended March 31, 2022 and 2021 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DEBT

Notes Payable

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. As of March 31, 2022 and December 31, 2021, the Company owed $31,317 on this note payable.

Convertible Debt

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

On January 27, 2022, the Company entered into a settlement agreement with Geneva Roth Remark Holdings, Inc. related to the convertible promissory note dated January 14, 2020. Pursuant to the agreement the company issued 2,000,000 shares of common stock for the conversion of $4,000 of principal balance of the note and has agreed to repay the remaining balance of $45,000 in nine equal payments of $5,000, beginning on February 1, 2022. The settlement agreement resulted in the forgiveness of $11,000 in principal on the note. The Company issued an additional 10,000,000 shares to this lender in March 2022 for the conversion of $15,000 of principal. As of March 31, 2022 the Company owed $20,000 on this note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as of March 31, 2022 related to this convertible note.

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

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $58,824 was recorded on the note.

Unamortized debt discount was $26,934 as of March 31, 2022, with $19,392 of amortization of debt discount during the three months ended March 31, 2022.

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

Unamortized debt discount was $14,966 as of March 31, 2022, with $29,282 of amortization of debt discount during the three months ended March 31, 2022.

On March 29, 2022, the Company entered into a secured convertible promissory note, with a principal amount of $7,500. The convertible note bears interest at 14% and matures on March 29, 2023, with interest accruing at a rate of 22% if the Company is in default. The holder may convert the note at a rate of $0.001 at any time through the maturity date into shares of common stock, to the extent and provided that no holder of this note was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. In the event of a default by the Company under the terms of the note, the conversion price will be 60% of the lowest trading price of the Company’s common stock with the previous 21 days.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $7,500 was recorded on the note.

Unamortized debt discount was $7,459 as of March 31, 2022, with $41 of amortization of debt discount during the three months ended March 31, 2022.

NOTE 4 - DERIVATIVE LIABILITIES

As discussed in Note 3 – Convertible Notes Payable, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. The derivative liability is marked- to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the three months ending March 31, 2022: (1) dividend yield of 0%, (2) expected volatility ranging from 257% - 285%, (3) risk- free interest rate ranging from 0.43% – 1.06%, (4) expected life 0.5 – 0.75 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0034 - $0.0039 per share. The instruments were fair valued at the date it was settled and the period end date of March 31, 2022.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2021	219,625
Fair value on the date of issuance recorded as debt discounts	–
Settlement of derivative upon repayment of notes	(18,166)
Settlement of derivative upon conversion of notes	(51,857)
Gain on change in fair value of derivatives	(106,725)
Fair value as of December 31, 2021	$42,877

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

During the three months ended March 31, 2022 the company issued 12,500,000 shares of common stock for cash proceeds of $50,000

During the three months ended March 31, 2022 the company issued 12,000,000 shares of common stock for the conversion of $19,000 of principal on convertible notes as discussed in Note 3.

During the three months ended March 31, 2022 the company issued 10,200,000 shares of common stock as compensation for services with a fair value of $19,240

Stock Warrants

The following table represents the warrant activity for the three months ended March 31, 2022. All warrants are accounted for as equity instruments:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	34,814,815	$0.006	$0.004
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2022	34,814,815	$0.006	$0.004
Exercisable at March 31, 2022	34,814,815	$0.006	$0.004

Outstanding warrants at March 31, 2022 had an aggregate intrinsic value of $0.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at March 31, 2022 and December 31, 2021:

Lease Position	March 31, 2022	December 31, 2021

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	$242,001	$242,001
Right of use liability operating lease long term	–	$–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $xx and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at March 31, 2022:

Maturity of Lease Liabilities at March 31, 2022	Operating Leases
2022	$242,001
2023	–
2024	–
2025	–
2026	–
2027 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At March 31, 2022, the Company had no additional leases which had not yet commenced.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of March 31, 2022 and up through May xx, 2022, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2020 and remain outstanding as of May xx, 2021 in the amount of $50,000.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $46,209 and $5,389, respectively for the three months ended March 31, 2022 and 2021, an increase of $40,820 due to increased consulting fees in the current period.

Professional fees

Professional fees amounted to $12,021 and $8,300 respectively for the three months ended March 31, 2022 and 2021. The increase of $17,221 was due to increased audit and accounting related expenses.

Interest expense

Interest expense was $61,609 and $22,495 for the three months ended March 31, 2022, and 2021, respectively.

Other Income/Expense

The Company recognized a gain of $11,000 from extinguishment of liabilities during the three months ended March 31, 2022, and a derivative gain of $124,891 compared to a gain of $58,617 from extinguishment of liabilities and a derivative loss of $113,270 during the three months ended March 31, 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Net cash used in operating activities	(32,460)	(43,930)
Net cash used in investing activities	–	–
Net cash provided by financing activities	22,500	50,000

Operating Activities

The cash used in operating activities from continuing operations of $32,460 for the three months ended March 31, 2022 was primarily due working capital and general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $22,500 during the three months ended March 31, 2022 was from the proceeds of $50,000 from issuance of common shares, and $7,500 proceeds from issuance of a convertible note, offset by payments on convertible notes of $35,000.

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

Going Concern

As of March 31, 2022, the Company had $775 of cash and had no revenue during the three months ended March 31, 2022 to meets its ongoing operating expenses and liabilities of $824,547 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2021, and our unaudited financial statements for the quarter ended three months ended March 31, 2022, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

–	$15,214 note payable from lease settlement bearing interest at 18%

–	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

–	$75,000 note payable accruing interest at 10%

–	$20,000 convertible note payable accruing interest at a default rate of 22% per year

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

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: May 16, 2022	By:	/s/ Stavros Triant
Chief Executive Officer

