Form 10-Q
period 2022-06-30
Golden Developing Solutions, Inc.
filed 2022-08-15
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $.0001 par value	810,126,424

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$68,057	$10,735

Total current assets	68,057	10,735

Total assets	$68,057	$10,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$219,317	$201,390
Right of use liabilities - operating leases short-term	242,001	242,001
Derivative liability	19,303	219,625
Notes payable - related party	6,117	31,317
Acquisition notes payable	50,000	50,000
Note payable	90,214	90,214
Convertible notes payable, net of debt discounts	182,866	163,609

Total current liabilities	809,818	998,156

Total liabilities	809,818	998,156

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 785,327,851 and 698,127,851 issued and outstanding, respectively	78,532	69,812
Additional paid-in capital	11,739,323	11,295,446
Accumulated deficit	(12,559,616)	(12,352,679)
Total stockholders' equity	(741,761)	(987,421)

Total liabilities and stockholders' equity	$68,057	$10,735

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating Expenses:
Professional fees	112,489	12,159	124,510	20,459
General and administrative	50,656	324	96,865	5,713

Total operating expenses	163,145	12,483	221,375	26,172

Loss from Operations	(163,145)	(12,483)	(221,375)	(26,172)

Other Income (Expense)
Gain on settlement of liabilities	–	–	11,000	58,617
Derivative gain (loss)	23,574	31,011	148,465	(82,259)
Interest expense, net	(83,418)	(41,415)	(145,027)	(63,910)

Net Income (loss) , before tax	(222,989)	(22,887)	(206,937)	(113,724)

Income tax expense	–	–	–	–

Net Income (Loss)	$(222,989)	$(22,887)	$(206,937)	$(113,724)

Net income (loss) from per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) from per share - dilutive	$(0.00)	$(0.00)	$–	$(0.00)

Weighted average shares outstanding - basic	764,605,629	545,841,084	738,475,365	545,841,084
Weighted average shares outstanding - dilutive	764,605,629	545,841,084	738,475,365	545,841,084

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	Non Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2020	1	–	541,507,751	54,150	10,579,303	(11,722,355)	(1,088,902)	(54,256)	(1,143,158)

Common shares and warrants issued for deferred offering costs	–	–	30,000,000	3,000	37,707	–	40,707	–	40,707

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	9,293	–	9,293	–	9,293

Net loss	–	–	–	–	–	(90,837)	(90,837)	–	(90,837)

Balance March 31, 2021	1	–	571,507,751	57,150	10,626,303	(11,813,192)	(1,129,739)	(54,256)	(1,183,995)

Net loss	–	–	–	–	–	(22,887)	(22,887)	–	(22,887)

Balance June 30, 2021	1	$–	571,507,751	57,150	10,626,303	(11,836,079)	$(1,152,626)	$(54,256)	$(1,206,882)

Balance December 31, 2021	1	–	698,127,851	69,812	11,295,446	(12,352,679)	(987,421)	–	(987,421)

Common shares issued due to conversion of note	–	–	12,000,000	1,200	17,800	–	19,000	–	19,000

Common shares issued for cash proceeds	–	–	12,500,000	1,250	48,750	–	50,000	–	50,000

Common shares issued for payment of services	–	–	10,200,000	1,020	18,220	–	19,240	–	19,240

Beneficial conversion feature	–	–	–	–	7,500	–	7,500	–	7,500

Settlement of derivative liability through note conversion	–	–	–	–	51,857	–	51,857	–	51,857

Net income	–	–	–	–	–	16,052	16,052		16,052

Balance March 31, 2022	1	–	732,827,851	73,282	11,439,573	(12,336,627)	(823,772)	–	(823,772)

Common shares issued for cash proceeds	–	–	47,500,000	4,750	185,250	–	190,000	–	190,000

Common shares issued for payment of services	–	–	5,000,000	500	17,500	–	18,000	–	18,000

Beneficial conversion feature	–	–	–	–	86,888	–	86,888	–	86,888

Warrants issued for deferred offering costs	–	–	–	–	10,112	–	10,112	–	10,112

Net income	–	–	–	–	–	(222,989)	(222,989)		(222,989)

Balance June 30, 2022	1	$–	785,327,851	$78,532	$11,739,323	$(12,559,616)	$(741,761)	$–	$(741,761)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(206,937)	$(113,724)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	37,240	–
Note payable issued for services	75,000	–
Derivative (gain) loss	(148,465)	53,448
Amortization of debt discount and deferred financing costs	119,257	32,453
Interest expense from derivative liability in excess of principal	–	28,811
Gain on settlement of debt	(11,000)	(58,617)
Net Changes in:
Accounts payable and accrued expenses	17,927	9,040
Net cash used in operating activities	(116,978)	(48,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(70,000)	–
Payments on related party loans	(25,200)	–
Proceeds from convertible notes payable	29,500	50,000
Net proceeds from the sale of common shares	240,000	–
Net cash provided by financing activities	174,300	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	57,322	1,411

CASH AND CASH EQUIVALENTS, beginning of period	10,735	–

CASH AND CASH EQUIVALENTS, end of period	$68,057	$1,411

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$94,388	$9,293
Common stock and warrants issued for deferred financing costs	$10,112	$40,707
Settlement of debt paid directly by related party	$–	$25,200
Conversion and settlement of note	$19,000	$–
Settlement of derivative liability on conversion	$51,857	$–

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

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On December 1, 2021, the Company incorporated Renown Pharmaceuticals LLC as a wholly owned subsidiary in the state Florida. In July 2022, the domicile was move to Delaware.

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

The following table summarizes fair value measurements by level at June 30, 2022 and December 31, 2021, measured at fair value on a recurring basis:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$19,303	$19,303

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of June 30, 2022 and December 31, 2021 due to the intended short-term maturities of these financial instruments.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. As of June 30, 2022, the Company had $68,057 of cash and no revenue to meets its ongoing operating expenses, and liabilities of $809,818 all of which are due within 12 months, and as of June 30, 2022, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2021 was not alleviated and is still outstanding at June 30, 2022 and up through the date of this report.

The financial statements for the six months ended June 30, 2022 and 2021 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. In May 2022, the Company repaid the 25,200 to the related party. As of June 30, 2022 and December 31, 2021, the Company owed $6,117 and 31,317, respectively, on this note payable.

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

On January 27, 2022, the Company entered into a settlement agreement with the lender related to the convertible promissory note dated January 14, 2020. Pursuant to the agreement the company issued 2,000,000 shares of common stock for the conversion of $4,000 of principal balance of the note and has agreed to repay the remaining balance of $45,000 in nine equal payments of $5,000, beginning on February 1, 2022. The settlement agreement resulted in the forgiveness of $11,000 in principal on the note. The Company issued an additional 10,000,000 shares to this lender in March 2022 for the conversion of $15,000 of principal. As of June 30, 2022 the Company owed $10,000 on this note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as June 30, 2022 related to this convertible note.

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

As of June 30, 2022, the company owed $135,294 under the promissory note. Unamortized debt discount was $7,326 as of June 30, 2022, with $39,000 of amortization of debt discount during the six months ended June 30, 2022.

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

As of June 30, 2022, the company owed $8,889 under the promissory note. Unamortized debt discount was $0 as of June 30, 2022, with $44,248 of amortization of debt discount during the six months ended June 30, 2022.

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

As of June 30, 2022, the company owed $7,500 under the promissory note. Unamortized debt discount was $5,589 as of June 30, 2022, with $1,911 of amortization of debt discount during the six months ended June 30, 2022.

In April 2022, the Company entered into a Secured convertible promissory note for an aggregate principal amount of $27,778. The Company received net cash proceeds of $22,000 after an original issue discount of $2,778 and legal fees of $2,500. The convertible note bears interest at 12% and matures on October 6, 2022, with interest accruing at a rate of 24% if the Company is in default. The principal and accrued interest are convertible into shares of the Company’s common stock at a fixed price of $0.001 in the event of default. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price.

In connection with promissory note, the Company granted a warrant to purchase 6,250,000 shares of common stock at a fixed price of $0.004 for a period of 5 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The warrants were valued using the Black-Scholes model with volatility, measurement date Treasury yield curve rate of ten-year bond, closing stock price, convertible period, and conversion price as inputs. The fair value of the warrants was determined to be $18,714, with a relative fair value of $10,112, which was recorded to debt discount.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $11,888 was recorded on the note.

As of June 30, 2022, the company owed $27,778 under the promissory note. Unamortized debt discount was $14,876 as of June 30, 2022, with $12,902 of amortization of debt discount during the six months ended June 30, 2022.

On May 9, 2022, the Company entered into a secured convertible promissory note, with a principal amount of $75,000 in exchange for services rendered to the Company. The convertible note bears interest at 10% and matures on November 9, 2022, with interest accruing at a rate of 22% if the Company is in default. The holder may convert the note at a rate of $0.0015 at any time through the maturity date into shares of common stock, to the extent and provided that no holder of this note was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $75,000 was recorded on the note.

As of June 30, 2022, the company owed $75,000 under the promissory note. Unamortized debt discount was $53,804 as of June 30, 2022, with $21,196 of amortization of debt discount during the six months ended June 30, 2022.

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

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the six months ending June 30, 2022: (1) dividend yield of 0%, (2) expected volatility ranging from 198% - 285%, (3) risk- free interest rate ranging from 0.43% – 2.51%, (4) expected life 0.5 – 0.75 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0025 - $0.0049 per share. The instruments were fair valued at the date it was settled and the period end date of June 30, 2022.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2021	219,625
Fair value on the date of issuance recorded as debt discounts	–
Settlement of derivative upon repayment of notes	(35,932)
Settlement of derivative upon conversion of notes	(51,837)
Gain on change in fair value of derivatives	(112,553)
Fair value as of June 30, 2022	$19,303

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

During the six months ended June 30, 2022 the company issued 60,000,000 shares of common stock for cash proceeds of $240,000

During the six months ended June 30, 2022 the company issued 12,000,000 shares of common stock for the conversion of $19,000 of principal on convertible notes as discussed in Note 3.

During the six months ended June 30, 2022 the company issued 15,200,000 shares of common stock as compensation for services with a fair value of $37,240.

Stock Warrants

The following table represents the warrant activity for the six months ended June 30, 2022. All warrants are accounted for as equity instruments:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	34,814,815	$0.006	$0.006
Granted	6,250,000	$0.004	$0.004
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2022	41,064,815	$0.006	$0.006
Exercisable at June 30, 2022	41,064,815	$0.006	$0.006

Outstanding warrants at June 30, 2022 had an aggregate intrinsic value of $0.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at June 30, 2022 and December 31, 2021:

Lease Position	June 30, 2022	December 31, 2021

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	242,001	242,001
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 and $0 for the six months ended June 30, 2022 and 2021, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at June 30, 2022:

Maturity of Lease Liabilities at June 30, 2022	Operating Leases
2022	$242,001
2023	–
2024	–
2025	–
2026	–
2027 and thereafter	–
Total future undiscounted lease payments	$242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At June 30, 2022, the Company had no additional leases which had not yet commenced.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of June 30, 2022 and up through August 15, 2022, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On July 29, 2022, a lender converted $46,688 of accrued interest and fees into 25,000,000 shares of common stock.

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

The Notes became effective as of the Closing Date, and both Notes were due and payable on December 31, 2020 and remain outstanding as of August 15, 2022 in the amount of $50,000.

On December 1, 2021, the Company incorporated Renown Pharmaceuticals LLC as a wholly owned subsidiary in the state Florida. In July 2022, the domicile was move to Delaware.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $50,656 and $324, respectively for the three months ended June 30, 2022 and 2021, an increase of $50,332 due to increased consulting fees in the current period.

Professional fees

Professional fees amounted to $112,489 and $12,159 respectively for the three months ended June 30, 2022 and 2021. The increase of $100,330 was due to increased investor relations along with audit and accounting related expenses to bring the Company’s reporting requirements current.

Interest expense

Interest expense was $83,418 and $41,415 for the three months ended June 30, 2022, and 2021, respectively.

Other Income/Expense

The Company recognized gain of $23,574 for the three months ended June 30, 2022 compared to a gain of $31,011 from the change in fair value of derivative liabilities during the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $96,865 and $5,713, respectively for the six months ended June 30, 2021 and 2020, an increase of $91,152 due to increased consulting fees in the current period as the Company increased its operations to raise additional funds.

Professional fees

Professional fees amounted to $124,510 and $20,459 respectively for the six months ended June 30, 2021 and 2020. The increase of $104,051 was due to increased investor relations along with audit and accounting related expenses bring the Company’s reporting requirements current.

Interest expense

Interest expense was $145,027 and $63,910 for the six months ended June 30, 2021, and 2020, respectively.

Other Income/Expense

The Company recognized a gain of $11,000 from extinguishment of liabilities and a derivative gain of $148,465 during the six months ended June 30, 2022, compared to a gain of $58,617 from extinguishment of liabilities and a derivative loss of $82,259 during the six months ended June 30, 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2022 and 2021:

	Six Months ended June 30, 2022	Six Months ended June 30, 2021
Net cash used in operating activities	(116,978)	(48,589)
Net cash used in investing activities	–	–
Net cash provided by financing activities	174,300	50,000

Operating Activities

The cash used in operating activities from continuing operations of $116,978 for the six months ended June 30, 2022 was primarily due working capital and general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $174,300 during the six months ended June 30, 2022 was from the proceeds of $240,000 from issuance of common shares, and $29,500 proceeds from issuance of a convertible note, offset by payments on convertible notes of $70,000.

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

Going Concern

As of June 30, 2022, the Company had $68,057 of cash and had no revenue during the six months ended June 30, 2022 to meets its ongoing operating expenses and liabilities of $809,818 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2021, and our unaudited financial statements for the quarter ended six months ended June 30, 2022, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

–	$15,214 note payable from lease settlement bearing interest at 18%

–	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

–	$75,000 note payable accruing interest at 10%

–	$10,000 convertible note payable accruing interest at a default rate of 22% per year.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.				X
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: August 15, 2022	By:	/s/ Stavros Triant
Chief Executive Officer

