Form 10-Q
period 2022-09-30
Golden Developing Solutions, Inc.
filed 2022-11-14
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $.0001 par value	1,273,275,111

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

Current assets:
Cash and cash equivalents	$339,715	$10,735

Total current assets	339,715	10,735

Total assets	$339,715	$10,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,902	$201,390
Right of use liabilities - operating leases short-term	242,001	242,001
Derivative liability	6,154	219,625
Notes payable - related party	6,117	31,317
Acquisition notes payable	50,000	50,000
Note payable	15,214	90,214
Convertible notes payable, net of debt discounts	223,366	163,609

Total current liabilities	704,754	998,156

Total liabilities	704,754	998,156

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value, Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 960,775,111 and 698,127,851 issued and outstanding, respectively	96,077	69,812
Additional paid-in capital	12,308,652	11,295,446
Accumulated deficit	(12,769,768)	(12,352,679)
Total stockholders' equity	(365,039)	(987,421)

Total liabilities and stockholders' equity	$339,715	$10,735

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating Expenses:
Professional fees	16,755	24,595	141,265	45,054
General and administrative	54,423	40,257	151,288	45,970

Total operating expenses	71,178	64,852	292,553	91,024

Loss from Operations	(71,178)	(64,852)	(292,553)	(91,024)

Other Income (Expense)
Gain on settlement of liabilities	–	–	11,000	58,617
Derivative gain (loss)	13,149	(369,749)	161,614	(452,008)
Interest expense, net	(152,123)	(41,772)	(297,150)	(105,682)

Net Income (loss), before tax	(210,152)	(476,373)	(417,089)	(590,097)

Income tax expense	–	–	–	–

Net Income (Loss)	$(210,152)	$(476,373)	$(417,089)	$(590,097)

Net income (loss) from per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) from per share - dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	826,891,349	571,507,751	768,307,858	563,046,213
Weighted average shares outstanding - dilutive	826,891,349	571,507,751	768,307,858	563,046,213

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	Non Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2020	1	$–	541,507,751	$54,150	$10,579,303	$(11,722,355)	$(1,088,902)	$(54,256)	$(1,143,158)

Common shares and warrants issued for deferred offering costs	–	–	30,000,000	3,000	37,707	–	40,707	–	40,707
Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	9,293	–	9,293	–	9,293
Net loss	–	–	–	–	–	(90,837)	(90,837)	–	(90,837)

Balance March 31, 2021	1	–	571,507,751	57,150	10,626,303	(11,813,192)	(1,129,739)	(54,256)	(1,183,995)

Net loss	–	–	–	–	–	(22,887)	(22,887)	–	(22,887)

Balance June 30, 2021	1	–	571,507,751	57,150	10,626,303	(11,836,079)	(1,152,626)	(54,256)	(1,206,882)

Net loss	–	–	–	–	–	(476,373)	(476,373)	–	(476,373)

Balance September 30, 2021	1	$–	571,507,751	$57,150	$10,626,303	$(12,312,452)	$(1,628,999)	$(54,256)	$(1,683,255)

Balance December 31, 2021	1	–	698,127,851	69,812	11,295,446	(12,352,679)	(987,421)	–	(987,421)

Common shares issued due to conversion of note	–	–	12,000,000	1,200	17,800	–	19,000	–	19,000
Common Shares issued for cash proceeds	–	–	12,500,000	1,250	48,750	–	50,000	–	50,000
Common shares issued for payment of services	–	–	10,200,000	1,020	18,220	–	19,240	–	19,240
Beneficial conversion feature	–	–	–	–	7,500	–	7,500	–	7,500
Settlement of derivative liability through note conversion	–	–	–	–	51,857	–	51,857	–	51,857
Net income	–	–	–	–	–	16,052	16,052		16,052

Balance March 31, 2022	1	–	732,827,851	73,282	11,439,573	(12,336,627)	(823,772)	–	(823,772)

Common Shares issued for cash proceeds	–	–	47,500,000	4,750	185,250	–	190,000	–	190,000
Common shares issued for payment of services	–	–	5,000,000	500	17,500	–	18,000	–	18,000
Beneficial conversion feature	–	–	–	–	86,888	–	86,888	–	86,888
Warrants issued for deferred offering costs	–	–	–	–	10,112	–	10,112	–	10,112
Net income	–	–	–	–	–	(222,989)	(222,989)		(222,989)

Balance June 30, 2022	1	–	785,327,851	78,532	11,739,323	(12,559,616)	(741,761)	–	(741,761)

Common Shares issued for cash proceeds	–	–	93,750,000	9,375	365,625	–	375,000	–	375,000
Common shares issued for payment of services	–	–	81,697,260	8,170	203,704	–	211,874	–	211,874
Net income	–	–	–	–	–	(210,152)	(210,152)	–	(210,152)

Balance September 30, 2022	1	$–	960,775,111	$96,077	$12,308,652	$(12,769,768)	$(365,039)	$–	$(365,039)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(417,089)	$(590,097)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	37,240	–
Note payable issued for services	75,000	–
Derivative (gain) loss	(161,614)	423,197
Amortization of debt discount and deferred financing costs	179,938	58,036
Interest expense from derivative liability in excess of principal	67,140	28,811
Gain on settlement of debt	(11,000)	(58,617)
Net Changes in:
Accounts payable and accrued expenses	15,065	88,843
Net cash used in operating activities	(215,320)	(49,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(75,000)	–
Payments on related party loans	(25,200)	–
Proceeds from convertible notes payable	29,500	50,000
Net proceeds from the sale of common shares	615,000	–
Net cash provided by financing activities	544,300	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	328,980	173

CASH AND CASH EQUIVALENTS, beginning of period	10,735	–

CASH AND CASH EQUIVALENTS, end of period	$339,715	$173

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$94,388	$9,293
Common stock and warrants issued for deferred financing costs	$10,112	$40,707
Settlement of debt paid directly by related party	$–	$25,200
Conversion and settlement of note	$230,874	$–
Settlement of derivative liability on conversion	$51,857	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Golden Developing Solutions, Inc. (the “Company” or “GDS”) was organized as a corporation in Nevada in 1998 as American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2022 as a pharmaceutical retail holding company and intends to make additional acquisitions in the industry in the near future.

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

On September 30, 2022, the Company incorporated Orchard Trails, LLC as a wholly-owned subsidiary in the state of Delaware.

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

The following table summarizes fair value measurements by level at September 30, 2022 and December 31, 2021, measured at fair value on a recurring basis:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$6,154	$6,154

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of September 30, 2022 and December 31, 2021 due to the intended short-term maturities of these financial instruments.

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

During the three and nine months ended September 30, 2022, the impact of 41,064,815 warrants to purchase common stock and 122,442,534 shares issuable under convertible debt were excluded from the calculation above as their impact would be anti-dilutive. During the three and nine months ended September 30, 2021, the impact of 25,000,000 warrants to purchase common stock and 90,759,744 shares issuable under convertible debt were excluded from the calculation as their impact would be anti-dilutive.

Recently Issued Accounting Standards.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. As of September 30, 2022, the Company had $339,715 of cash and no revenue to meets its ongoing operating expenses, and liabilities of $704,754 all of which are due within 12 months, and as of September 30, 2022, the Company still had a working capital deficit. Accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2021 was not alleviated and is still outstanding at September 30, 2022 and up through the date of this report.

The financial statements for the nine months ended September 30, 2022 and 2021 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DEBT

Notes Payable

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand. On September 6, 2022, the Company entered into an agreement with the lender to settle the note and accrued interest of $8,486 in exchange for 16,697,260 common shares.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. In May 2022, the Company repaid the 25,200 to the related party. As of September 30, 2022 and December 31, 2021, the Company owed $6,117 and 31,317, respectively, on this note payable.

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

On January 27, 2022, the Company entered into a settlement agreement with the lender related to the convertible promissory note dated January 14, 2020. Pursuant to the agreement the company issued 2,000,000 shares of common stock for the conversion of $4,000 of principal balance of the note and has agreed to repay the remaining balance of $45,000 in nine equal payments of $5,000, beginning on February 1, 2022. The settlement agreement resulted in the forgiveness of $11,000 in principal on the note. The Company issued an additional 10,000,000 shares to this lender in March 2022 for the conversion of $15,000 of principal. As of September 30, 2022 the Company owed $5,000 on this note.

The Company evaluated the embedded conversion feature within the above convertible promissory note under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does meets the definition of a liability on the date the note became convertible. The Company accounted for the intrinsic value of Conversion Feature inherent to the convertible promissory note and a total debt discount of $39,131 was recorded along with a day one derivative loss of $21,558. Unamortized debt discount costs were $0 as September 30, 2022 related to this convertible note.

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

During the nine months ended September 30, 2022, as a result of default provisions, and additional $61,440 of principal was added to the note and recorded as interest expense. In addition, the Company issued 65,000,000 shares for the conversion of $124,688 of principal and accrued interest on the note

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $58,824 was recorded on the note.

As of September 30, 2022, the company owed $120,113 under the promissory note. Unamortized debt discount was $0 as of September 30, 2022, with $46,326 of amortization of debt discount during the nine months ended September 30, 2022.

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

As of September 30, 2022, the company owed $8,889 under the promissory note. Unamortized debt discount was $0 as of September 30, 2022, with $44,248 of amortization of debt discount during the nine months ended September 30, 2022.

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

As of September 30, 2022, the company owed $7,500 under the promissory note. Unamortized debt discount was $3,699 as of September 30, 2022, with $3,801 of amortization of debt discount during the nine months ended September 30, 2022.

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

As of September 30, 2022, the company owed $27,778 under the promissory note. Unamortized debt discount was $911 as of September 30, 2022, with $26,867 of amortization of debt discount during the nine months ended September 30, 2022.

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

As of September 30, 2022, the company owed $75,000 under the promissory note. Unamortized debt discount was $16,304 as of September 30, 2022, with $58,696 of amortization of debt discount during the nine months ended September 30, 2022.

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

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the nine months ending September 30, 2022: (1) dividend yield of 0%, (2) expected volatility ranging from 198% - 284%, (3) risk- free interest rate ranging from 0.43% – 3.92%, (4) expected life 0.5 – 0.75 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0025 - $0.0059 per share. The instruments were fair valued at the date it was settled and the period end date of September 30, 2022.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2021	$219,625
Fair value on the date of issuance recorded as debt discounts	–
Settlement of derivative upon repayment of notes	(44,452)
Settlement of derivative upon conversion of notes	(51,857)
Gain on change in fair value of derivatives	(117,162)
Fair value as of September 30, 2022	$6,154

The total impact to the Company’s statement of operations for derivatives during the nine months ended September 30, 2022 was a gain of $161,614.

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

During the nine months ended September 30, 2022 the company issued 153,750,000 shares of common stock for cash proceeds of $615,000

During the nine months ended September 30, 2022 the company issued 93,697,260 shares of common stock for the conversion of $230,874 of principal and interest on convertible notes as discussed in Note 3.

During the nine months ended September 30, 2022 the company issued 15,200,000 shares of common stock as compensation for services with a fair value of $37,240.

Stock Warrants

The following table represents the warrant activity for the nine months ended September 30, 2022. All warrants are accounted for as equity instruments:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	34,814,815	$0.006	$0.006
Granted	6,250,000	0.004	0.004
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at September 30, 2022	41,064,815	$0.006	$0.006
Exercisable at September 30, 2022	41,064,815	$0.006	$0.006

Outstanding warrants at September 30, 2022 had an aggregate intrinsic value of $11,875.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2022 and December 31, 2021:

Lease Position	September 30, 2022	December 31, 2021

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	242,001	242,001
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 for the nine months ended September 30, 2022 and 2021. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at September 30, 2022:

Maturity of Lease Liabilities at September 30, 2022	Operating Leases
2022	$242,001
2023	–
2024	–
2025	–
2026	–
2027 and thereafter	–
Total future undiscounted lease payments	242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At September 30, 2022, the Company had no additional leases which had not yet commenced.

NOTE 7 - ACQUISITIONS

New Hudson Acquisition

On September 28, 2022, the Company, entered into an Asset Purchase and Sale Agreement (the “APA”) with Jai Chamunda New Hudson LLC, a Michigan limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 56270 Grand River Ave., New Hudson, MI 48165.

The purchase price under the APA is $1,350,000, which shall include inventory of $450,000, Rx Data of $890,000 and member’s non-compete contribution of $10,000.

After closing, the Company shall engage the Seller for a period of thirty (30) days commencing from the Closing Date, no more than five (5) days a week (Monday to Friday), for a maximum of forty (40) hours per week, if necessary. The Company agrees to compensate Seller at the rate of $125.00 per hour, which payment shall be made on a bi-weekly basis upon Seller submitting an invoice to the Company.

Orchard Trails Acquisition

On September 23, 2022, Renown Pharmaceuticals LLC (“Renown”), a wholly owned subsidiary of the Company, formed in the State of Florida, entered into a Purchase Agreement (the “Purchase Agreement”) with COD Management, LLC d/b/a Orchard Trails Pharmacy (“Seller Two”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 23133 Orchard Lake Rd. Suite 101, Farmington, MI 48336. The Company shall assume no liabilities of Seller Two.

The purchase price under the Purchase Agreement shall be established on the basis of the following assets:

(a)	Seller Two’s salable and usable merchandise inventory at the pharmacy, which shall be valued at the original, actual cost to Seller Two;
(b)	Non-leased furniture, fixtures, equipment, computers, transferable software, telephone numbers, and other items of a similar nature including fixtures and equipment at the pharmacy, which is valued at $10,000;
(c)	All prescription lists, patient profiles, customer lists, prescription files, and other records relating to the pharmacy and goodwill as of the Closing Date Two, which together are valued at $255,000, and
(d)	A covenant not to compete which will be binding upon Seller, and its officers, directors and shareholders, which is valued at $10,000.

The APA and the Purchase Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of their respective parties.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of September 30, 2022 and up through November 14, 2022, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On October 14, 2022, Renown and COD Management, LLC (“COD”), entered into an assignment and assumption agreement (the "Assignment and Assumption Agreement One”) with Orchard Tails, LLC, a Delaware limited liability company which is a wholly owned subsidiary of the Company (“Orchard”), to assign that certain Purchase Agreement, dated as of September 23, 2022 (the “COD Purchase Agreement”), pursuant to which Renown assigned to Orchard all of Renown’s right, title and interest in the COD Purchase Agreement, such that Orchard shall be the “Buyer” for all purposes of the COD Purchase Agreement.

The Assignment and Assumption Agreement One is joined by COD, as “Seller One”, for purposes of evidencing the agreement and consent of Seller One to the transactions set forth therein. The COD Purchase Agreement closed on October 14, 2022, on which date the Company paid COD a purchase price in the amount of $300,200. The Company will account for this transaction as a business combination under FASB ASC 805.

On October 17, 2022, the Company entered into an assignment and assumption agreement (the “Assignment and Assumption Agreement Two”) with Orchard, to assign that certain Asset Purchase and Sale Agreement, dated as of September 28, 2022 (the “Jai Chamunda Purchase Agreement”), pursuant to which the Company assigned to Orchard all of the Company’s right, title and interest in the Jai Chamunda Purchase Agreement, such that Orchard shall be the “Buyer” for all purposes of the Jai Chamunda Purchase Agreement. The Company is also party to a Distribution Agreement, dated as of September 28, 2022, which was assigned to Orchard concurrently with the Jai Chamunda Purchase Agreement.

The Assignment and Assumption Agreement Two is joined by Jai Chamunda New Hudson LLC, a Michigan limited liability company (“Jai Chamunda”), as “Seller Two”, and by SRX, LLC, a Tennessee limited liability company (“Stillwell”), in each case for purposes of evidencing the agreement and consent of Seller Two and Stillwell to the transactions set forth therein. The Company closed the APA on October 17, 2022, on which date the Company paid the seller the purchase price of $1,452,053. As of the closing, the Company began its engagement of Jai Chamunda at the rate of $125 per hour. The Company will account for this transaction as a business combination under FASB ASC 805.

On October 4, 2022, the Company entered into an Asset Purchase and Sale Agreement (the “APA One”) with Sai Siva Healthcare, LLC, a Florida limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 12753 S.W. 42nd St., Miami, FL 33175.

The purchase price under the APA One is $3,050,000, which shall include inventory of $650,000, RX Data of $2,390,000 and member’s non-compete contribution of $10,000. The closing of the transactions occurred on November 9, 2022, and the transaction will be accounted for as a business combination under ASC 805.

On October 4, 2022, the Company entered into a second Asset Purchase and Sale Agreement (the “APA Two”) with Bushnell Pharmacy LLC, a Florida limited liability company (“Seller Two”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 1304 Golden Gate Drive, Southlake, TX 76092.

The purchase price under the APA Two is $2,250,000, which shall include inventory of $550,000, RX Data of $1,690,000 and member’s non-compete contribution of $10,000. The closing of the transactions occurred on November 9, 2022, and the transaction will be accounted for as a business combination under ASC 805.

The APA One and APA Two contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of their respective parties.

On October 17, 2022, the Company entered into a merchant loan with a lender for $1,469,865 and received cash proceeds of $1,425,769. The Company is required to make 44 weekly payments of $46,434 for a total repayment amount of $2,043,112.

On October 20, 2022, the Company entered into a Settlement and Exchange Agreement with Leonite Capital, LLC, pursuant to which the company agreed to issue 62,000,000 shares of common stock in full settlement of the outstanding principal and interest of $123,506

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

The Company

Golden Developing Solutions, Inc. (the “Company,” “we,” “our,” or “us”) was originally incorporated on December 17, 1998 in the State of Nevada under the name American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2022 as a pharmaceutical retail holding company and intends to make additional acquisitions in the industry in the near future.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

On March 9, 2019, the Company incorporated CBD Infusionz, LLC as a wholly owned subsidiary.

On December 1, 2021, the Company incorporated Renown Pharmaceuticals LLC as a wholly owned subsidiary in the state Florida. In July 2022, the domicile was move to Delaware.

On September 30, 2022, the Company incorporated Orchard Trails, LLC as a wholly-owned subsidiary in the state of Delaware.

Operations

Golden Developing Solutions is a public online health and wellness start-up company with a focus on delivering nutritional supplements including vitamins, tinctures, softgels, and topical application products. Its pharmaceutical division specializes in providing specialty medicine with rapid delivery services and adequate medical support in the United State. The recent 4 specialty pharmacy acquisitions in 2022 have capacitated the company’s service offerings to the State of Michigan and Florida with a consolidated revenue of $100M.

We aim to position ourselves to build shareholder value by setting the highest standards in service, reliability, and safety in our rapidly growing industry.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $54,423 and $40,257, respectively for the three months ended September 30, 2022 and 2021, an increase of $14,166 due to increased consulting fees in the current period.

Professional fees

Professional fees amounted to $16,755 and $24,595 respectively for the three months ended September 30, 2022 and 2021. The decrease of $7,840 was due to increased investor relations along with audit and accounting related expenses to bring the Company’s reporting requirements current in the prior period.

Interest expense

Interest expense was $152,123 and $41,772 for the three months ended September 30, 2022, and 2021, respectively.

Other Income/Expense

The Company recognized gain of $13,149 for the three months ended September 30, 2022 compared to a loss of $369,749 from the change in fair value of derivative liabilities during the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $151,288 and $45,970, respectively for the nine months ended September 30, 2022 and 2021, an increase of $105,318 due to increased consulting fees in the current period as the Company increased its operations to raise additional funds.

Professional fees

Professional fees amounted to $141,265 and $45,054 respectively for the nine months ended September 30, 2022 and 2021. The increase of $96,211 was due to increased investor relations along with audit and accounting related expenses and professional fees associated with future acquisitions.

Interest expense

Interest expense was $297,150 and $105,682 for the nine months ended September 30, 2021, and 2020, respectively.

Other Income/Expense

The Company recognized a gain of $11,000 from extinguishment of liabilities and a derivative gain of $161,614 during the nine months ended September 30, 2022, compared to a gain of $58,617 from extinguishment of liabilities and a derivative loss of $452,008 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2022 and 2021:

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
Net cash used in operating activities	(215,320)	(49,827)
Net cash used in investing activities	–	–
Net cash provided by financing activities	544,300	50,000

Operating Activities

The cash used in operating activities from continuing operations of $215,320 for the nine months ended September 30, 2022 was primarily due working capital and general and administrative expenses during the period.

Financing Activities

The cash provided by financing activities from continuing operations of $544,300 during the nine months ended September 30, 2022 was from the proceeds of $615,000 from issuance of common shares, and $29,500 proceeds from issuance of a convertible note, offset by payments on convertible notes of $75,000 and payments on related party loans of $25,200.

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

Going Concern

As of September 30, 2022, the Company had $339,715 of cash and had no revenue during the nine months ended September 30, 2022 to meets its ongoing operating expenses and liabilities of $704,754 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2021, and our unaudited financial statements for the quarter ended nine months ended September 30, 2022, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at September 30, 2022, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,214 note payable from lease settlement bearing interest at 18%

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

-	$5,000 convertible note payable accruing interest at a default rate of 22% per year.

-	$120,113 convertible note payable accruing interest at a default rate of 24% per year.

-	$8,889 convertible note payable accruing interest at a default rate of 24% per year.

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

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: November 14, 2022	By:	/s/ Stavros Triant
Chief Executive Officer

