Form 10-K
period 2022-12-31
Golden Developing Solutions, Inc.
filed 2023-04-17
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,489,049 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Pink Sheets on June 30, 2022 (which was $0.0032 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 14, 2023, there were 1,398,490,663 shares of common stock, par value $0.0001 issued and outstanding.

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

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Golden Developing Solutions, Inc. (“Golden Developing”).

ii

PART I

Item 1. Business

Corporate History

Golden Developing Solutions, Inc. (the “Company,” “we,” “our,” or “us”) was originally incorporated on December 17, 1998 in the State of Nevada under the name American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2017 as a health and wellness holding company and intends to make additional acquisitions in the industry in the near future.

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

Current Operations

Golden Developing Solutions is a public online health and wellness start-up company. Its pharmaceutical division specializes in providing specialty medicine with rapid delivery services and adequate medical support in the United States. The recent 4 specialty pharmacy acquisitions in 2022 have capacitated the Company’s service offerings to the State of Michigan and Florida.

Orchard Trails Acquisition

On September 23, 2022, Renown Pharmaceuticals LLC (“Renown”), a wholly owned subsidiary of the Company, formed in the State of Florida, entered into a Purchase Agreement (the “Purchase Agreement”) with COD Management, LLC d/b/a Orchard Trails Pharmacy (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 23133 Orchard Lake Rd. Suite 101, Farmington, MI 48336. The Company shall assume no liabilities of Seller Two.

The COD Purchase Agreement closed on October 14, 2022, on which date the Company paid COD a purchase price in the amount of $300,200. The Company will acquire inventory, furniture fixtures and equipment, prescription lists, patient profiles and other data, and entered into a non compete agreement with the Seller and its officers, directors and shareholders.

On September 28, 2022, the Company, entered into an Asset Purchase and Sale Agreement (the “APA”) with Jai Chamunda New Hudson LLC, a Michigan limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 56270 Grand River Ave., New Hudson, MI 48165.

After closing, the Company shall engage the Seller for a period of thirty (30) days commencing from the Closing Date. The Company agrees to compensate Seller at the rate of $125 per hour, which payment shall be made on a bi-weekly basis upon Seller submitting an invoice to the Company.

The Jai Chamunda Purchase Agreement closed on October 17, 2022, on which date the Company paid Jai Chamunda the purchase price of $1,452,053. The Company will acquire inventory, furniture fixtures and equipment, prescription lists, patient profiles and other data, and entered into a non compete agreement with the Seller and its officers, directors and shareholders. As of the closing, the Company began its engagement of Jai Chamunda at the rate of $125 per hour.

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

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company believes that it exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as an equity method investment until such time that operational control has been achieved.

Florida Acquisitions

Asset Purchase and Sale Agreement – One

On October 4, 2022, Golden Developing Solutions, Inc., a Nevada corporation (“we”, “us” or the “Company”) entered into an Asset Purchase and Sale Agreement (the “APA One”) with Sai Siva Healthcare, LLC, a Florida limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 12753 S.W. 42nd St., Miami, FL 33175.

On November 9, 2022, the Company completed the closing of the purchase of the assets from Seller pursuant to the terms of APA One and paid cash of $3,050,000 and an inventory payable of $122,647. Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company does not exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

Asset Purchase and Sale Agreement – Two

On October 4, 2022, the Company entered into a second Asset Purchase and Sale Agreement (the “APA Two”) with Bushnell Pharmacy LLC, a Florida limited liability company (“Seller Two”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 1304 Golden Gate Drive, Southlake, TX 76092.

On November 9, 2022, the Company completed the closing of the purchase of the assets from Seller Two pursuant to the terms of APA Two and paid cash of $2,250,000 and an inventory payable of $606,352. Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company does not exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

The pharmacies acquired are expected to generate approximately $8.5-10 million of revenue per quarter once full control of the businesses is obtained in 2023.

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

As of April 14, 2023, 1,398,810,663 shares of our common stock were issued and outstanding.

Holders

As of April 14, 2023, there were approximately 527 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

None.

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

Business

Golden Developing Solutions is a public online health and wellness start-up company. Its pharmaceutical division specializes in providing specialty medicine with rapid delivery services and adequate medical support in the United State. The recent 4 specialty pharmacy acquisitions in 2022 have capacitated the company’s service offerings to the State of Michigan and Florida.

We aim to position ourselves to build shareholder value by setting the highest standards in service, reliability, and safety in our rapidly growing industry.

Results of Operations

Below is a summary of the results of operations for the years ended December 31, 2022 and 2021:

	For the Year ended December 31,
	2022	2021	$ Change	% Change
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–%
Gross loss	–	–	–	–%

Operating expenses
Professional fees	264,551	71,224	193,327	271%
General & administrative	381,921	274,400	107,521	39%
Total operating expenses	646,472	345,624	300,848	87%

Loss on settlement of liabilities	(603,307)	58,617	(661,924)	(1129)%
Derivative gain (loss)	167,768	(131,257)	299,025	(228)%
Interest expense, net	(964,536)	(158,618)	(805,918)	395%
Acquisition costs	(44,301)	–	(44,301)	100%
Loss from disposal	–	(53,442)	53,442	100%
Equity Method income	680,343	–	680,343	100%

Net income (loss)	$(1,410,505)	$(630,324)	$(780,181)	124%

Operating expenses

Operating expenses increased by $300,848 for the year ended December 31, 2022, compared to the same period in 2021, listed below are the major changes to operating expenses:

Professional fees increased by $193,327 for the year ended December 31, 2022, compared to the same period in 2021, primarily was due to increased investor relations along with audit and accounting related expenses and professional fees associated with the Company’s recent acquisitions in the pharmacy industry.

General and administrative expenses increased by $107,521 for the year ended December 31, 2022, compared to the same period in 2021, primarily was due increased consulting fees in the current period as the Company increased its operations to raise additional funds necessary for business expansion.

Other income (expense)

Other income (expense) increased by $479,333 for the year ended December 31, 2022, compared to the same period in 2021, primarily as a result of the loss on settlement of liabilities of $603,307, gain on derivative liabilities of $167,768, an increase in interest expense on the notes payable, a loss from disposal in prior year, and equity method income in the current period from the acquisitions that closed during the fourth quarter but over which the Company did not exercise full control due to regulatory requirements not yet being met.

Liquidity and Capital Resources

The following is a summary of the cash and cash equivalents as of the years ended December 31, 2022 and 2021.

	As of
	December 31, 2022	December 31, 2021	$ Change
Cash and cash equivalents	$210,257	$10,735	$199,522

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2022 and 2021.

	December 31,	December 31,
	2022	2021
Net cash provided by (used in) operating activities	$182,765	$(135,765)
Net cash used in investing activities	(9,183,411)	–
Net cash provided by financing activities	9,200,168	146,500
Net increase in cash and cash equivalents	$199,522	$10,735

Operating activities

Net cash provided by operating activities was $182,765 for the year ended December 31, 2022, as compared to net cash used in operating activities of $135,765 during the same period in 2021. The current period cash outflows relate to the increase in operations of the Company during 2022.

Investing activities

Net cash used in investing activities was $9,183,411 for the year ended December 31, 2022, as compared to net cash used in investing activities of $0 during the same period in 2021. The increase was related to the cash paid for the acquisitions of pharmacies during the year ended 2022 that are subject to final closing conditions being met and the Company gaining full control of the businesses.

Financing activities

Net cash provided by financing activities was $9,200,168 for the year ended December 31, 2022, as compared to net cash provided by financing activities of $146,500 during the same period in 2021. The current period amounts consist of proceeds of $3,151,032 from issuance of common shares, $29,500 proceeds from issuance of a convertible note, $6,195,769 of proceeds from notes payable related to the Company’s acquisitions, offset by payments on convertible notes of $75,000 and payments on related party loans of $25,200.

Going Concern

The financial statements for the years ended December 31, 2022 and 2021 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, the Company had no off-balance sheet arrangements.

Unrecognized Tax Benefits

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2022 and 2021 and expects no significant change to the uncertain tax liability over the next twelve months.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company currently has no active revenue streams

Revenue is recognized when control of the services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2022, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which goods or services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2022 and December 31, 2021, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

The following table summarizes fair value measurements by level at December 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$–	$–

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from related parties approximate their market values as of December 31, 2022 and 2021 due to the intended short-term maturities of these financial instruments.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, our sole executive officer (who serves as both principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2022 and that material weaknesses in ICFR existed as more fully described below.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2023 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Stavros A. Triant	46	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)
John Sosville	48	Director

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stavros Triant	2022	–	–	–	–	–	–	137,989	137,989
CEO and CFO	2021	–	–	–	–	–	–	–	–

During the year ended December 31, 2022 and 2021, the Company paid $137,989 and $0 of consulting fees to a company controlled by Mr. Triant, which is included under All Other Compensation in the table above.

Directors’ Compensation

None of our directors were paid any compensation for their service as directors during the year ended December 31, 2022 or 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth certain information regarding our voting shares beneficially owned as of March 31, 2022 and is based on 1,398,810,663 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

 For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 14, 2023. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 14, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 3000 N Federal Hwy, suite 200w, Fort Lauderdale, FL 33306.

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of April 14, 2023.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Stavros Triant (1)	–	–	1	100%	320,000	100%
John Sosville	–	–	–	–	–	–
All directors and officers as a group (two persons)	–	–	1	100%	320,000	100%

(1)	Shares owned by Filakos Capital Investments, LLC, an entity over which Mr. Stavros has voting and investment control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

In May 2018, the Company issued a $70,025 Note payable to Stavros Triant, the Company’s CEO and Chairman. Additionally, $2,000 of expense was paid by the CEO on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. During the year ended December 31, 2019, $63,671 was repaid resulting in a balance as of December 31, 2020 and 2019, of $6,117. During the year ended December 31, 2021, the CEO personally paid $25,200 to settle the Company’s outstanding line of credit in full, which was applied against the note payable balance. The Company owes the CEO $31,317 as of December 31, 2022.

During the year ended December 31, 2022 and 2021, the Company paid $137,989 and $0 of consulting fees to a company controlled by a Director of the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, including review of our interim financial statements were $64,032 and $38,237, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $0 and $0 for audit related fees during the fiscal years ended December 31, 2022 and 2021, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $0 for tax and fees during the fiscal years ended December 31, 2022 and 2021.

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

Golden Developing Solutions, Inc.

Date: April 17, 2023	By:	/s/ Stavros Triant
Stavros Triant
Chief Executive Officer, Chief Financial Officer Secretary, and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stavros Triant	Chief Executive Officer, Chief Financial Officer,	April 17, 2023
Stavros Triant	Secretary, Treasurer, and Director

/s/ John Sosville	Director	April 17, 2023
John Sosville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Golden Developing Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Developing Solutions, Inc., and its subsidiaries (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2021 and as of December 31, 2021, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. During the year ended December 31, 2022, the Company continued to incur substantial losses, and as of December 31, 2022, the Company still had a working capital deficit; accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed as of December 31, 2021 was not alleviated and is still outstanding at December 31, 2022 and up through the date of this report. Management’s plans to address this substantial doubt is set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

San Mateo, California

April 17, 2023

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Current assets:
Cash and cash equivalents	$210,257	$10,735

Total current assets	210,257	10,735

Investments - cost method	5,625,440	–
Investments - equity method	2,877,628

Total assets	$8,713,325	$10,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$166,868	$201,390
Right of use liabilities - operating leases short-term	242,001	242,001
Derivative liability	–	219,625
Notes payable - related party	6,117	31,317
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	6,135,049	90,214
Convertible notes payable, net	72,700	163,609

Total current liabilities	6,672,735	998,156

Total liabilities	6,672,735	998,156

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value,
Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Series B Convertible Preferred stock, 320,000 shares authorized, $0.0001 par value, none issued and outstanding	–	–
Common stock, 2,500,000,000 shares authorized, $0.0001 par value, 1,398,810,663 and 698,127,851 issued and outstanding, respectively	171,849	69,812
Additional paid-in capital	15,631,925	11,295,446
Accumulated deficit	(13,763,184)	(12,352,679)
Total stockholders' equity	2,040,590	(987,421)

Total liabilities and stockholders' equity	$8,713,325	$10,735

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Revenue	$–	$–
Cost of revenue	–	–

Gross profit	–	–

Operating Expenses:
Professional fees	264,551	71,224
General and administrative	381,921	274,400

Total operating expenses	646,472	345,624

Income (Loss) from Operations	(646,472)	(345,624)

Other Income (Expense)
Loss on settlement of liabilities	(603,307)	58,617
Derivative gain (loss)	167,768	(131,257)
Loss from disposal	–	(53,442)
Acquisition Costs	(44,301)	–
Equity Method income	680,343	–
Interest expense, net	(964,536)	(158,618)

Net Income (loss) , before tax	(1,410,505)	(630,324)

Income tax expense	–	–

Net Income (Loss)	$(1,410,505)	$(630,324)

Net income (loss) from per share - basic	$(0.00)	$(0.00)
Net income (loss) from per share - dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	903,583,317	581,452,047
Weighted average shares outstanding - dilutive	903,583,317	581,452,047

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Golden Developing Solutions Share of Equity	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2020	1	$–	–	$–	541,507,751	$54,150	$10,579,303	$(11,722,355)	$(1,088,902)	$(54,256)	$(1,143,158)

Common shares issued for payment of services	–	–	–	–	42,626,221	4,263	216,317	–	220,580	–	220,580

Common shares issued due to conversion of note	–	–	–	–	63,993,879	6,399	145,227	–	151,626	–	151,626

Common shares and warrants issued for deferred offering costs	–	–	–	–	50,000,000	5,000	69,464	–	74,464	–	74,464

Beneficial conversion feature upon issuance on convertible debt	–	–	–	–	–	–	72,036	–	72,036	–	72,036

Settlement of derivative liability through note conversion	–	–	–	–	–	–	213,099	–	213,099	–	213,099

Dissolution of noncontrolling interest	–	–	–	–	–	–	–	–	–	54,256	54,256

Net loss	–	–	–	–	–	–	–	(630,324)	(630,324)	–	(630,324)

Balance December 31, 2021	1	–	–	–	698,127,851	69,812	11,295,446	(12,352,679)	(987,421)	–	(987,421)

Common shares issued due to conversion of note	–	–	–	–	104,012,812	10,402	237,385	–	247,787	–	247,787

Common Shares issued for cash proceeds	–	–	–	–	796,150,000	79,615	3,071,417	–	3,151,032	–	3,151,032

Common shares issued for payment of services	–	–	–	–	15,200,000	1,520	35,720	–	37,240	–	37,240

Common shares issued for debt settlements	–	–	–	–	105,000,000	10,500	835,600		846,100	–	846,100

Beneficial conversion feature	–	–	–	–	–	–	94,388	–	94,388	–	94,388

Settlement of derivative liability through note conversion	–	–	–	–	–	–	51,857	–	51,857	–	51,857

Warrants issued for deferred offering costs	–	–	–	–	–	–	10,112	–	10,112	–	10,112

Net income	–	–	–	–	–	–	–	(1,410,505)	(1,410,505)	–	(1,410,505)

Balance December 31, 2022	1	$–	–	$–	1,718,490,663	$171,849	$15,631,925	$(13,763,184)	$2,040,590	$–	$2,040,590

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,410,505)	$(630,324)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	37,240	220,580
Note payable issued for services	75,000	–
Derivative (gain) loss	(167,768)	93,301
Amortization of debt discount and deferred financing costs	200,852	106,586
Interest expense from derivative liability in excess of principal	118,679	37,956
Gain on settlement of debt	603,307	(58,617)
Loss on noncontrolling interest investment	–	53,442
Equity method income	680,343	–
Net Changes in:
Accounts payable and accrued expenses	45,617	41,311
Net cash used in operating activities	182,765	(135,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments - cost method	(5,625,440)	–
Investments - equity method	(3,557,971)	–
Net cash used in investing activities	(9,183,411)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	(25,200)	–
Proceeds from notes payable	6,195,769	–
Payments on notes payable	(75,933)	–
Proceeds from convertible notes payable	29,500	146,500
Payments on convertible notes payable	(75,000)	–
Net proceeds from the sale of common shares	3,151,032	–
Net cash provided by financing activities	9,200,168	146,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	199,522	10,735

CASH AND CASH EQUIVALENTS, beginning of period	10,735	–

CASH AND CASH EQUIVALENTS, end of period	$210,257	$10,735

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$571,652	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$94,388	$9,293
Common stock and warrants issued for deferred financing costs	$10,112	$40,707
Settlement of debt paid directly by related party	$–	$25,200
Conversion and settlement of note	$247,787	$–
Settlement of derivative liability on conversion	$51,857	$–

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Golden Developing Solutions, Inc. (the “Company” or “GDS”) was organized as a corporation in Nevada in 1998 as American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has structured itself in 2017 as a health and wellness holding company and intends to make additional acquisitions in the industry in the near future.

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

On November 22, 2022, the Company acquired Radiance Enterprises, Inc, incorporated in the state of Florida, as a wholly-owned subsidiary.

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

As of December 31, 2022, and December 31, 2021, the Company held no inventory.

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

The following table summarizes fair value measurements by level at December 31, 2022 and December 31, 2021, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$–	$–

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative liabilities	$–	$–	$219,625	$219,625

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, convertible notes payable, note payable and loan from related parties are at amortized cost but approximate their market values as of December 31, 2022 and 2021 due to the intended short-term maturities of these financial instruments.

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

Revenue Recognition. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company currently has no active revenue streams.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2022, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Transaction Price Allocated to the Remaining Performance Obligations

At the end of each reporting period, the Company performs a calculation to determine the portion of that period for which goods or services have not yet been provided. From time to time, the Company may receive payment for sales of its products from a customer before the goods have shipped. This amount is considered a contract liability and is recorded as deferred revenue. At December 31, 2022 and December 31, 2021, the Company had no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees. Advertising and promotional costs are expensed as incurred and totaled $7,453 and $782 in the years ended December 31, 2022 and 2021, respectively.

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

Basic Earnings (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended December 31, 2022 and 2021, the effects of outstanding stock options were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal.

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

(a)	The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

During the year ended December 31, 2022 and 2021, the Company paid $137,989 and $0 of consulting fees to a company controlled by a Director of the Company.

Recently Issued Accounting Standards.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE–2 - GOING CONCERN AND LIQUIDITY

As of December 31, 2022, the Company had $210,257 cash on hand and no revenue to meets its ongoing operating expenses, and liabilities of $6,672,735 all of which are due within 12 months.

The financial statements for the years ended December 31, 2022 and 2021 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

Orchard Trails Acquisition

On September 23, 2022, Renown Pharmaceuticals LLC (“Renown”), a wholly owned subsidiary of the Company, formed in the State of Florida, entered into a Purchase Agreement (the “Purchase Agreement”) with COD Management, LLC d/b/a Orchard Trails Pharmacy (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 23133 Orchard Lake Rd. Suite 101, Farmington, MI 48336. The Company shall assume no liabilities of Seller Two.

The COD Purchase Agreement closed on October 14, 2022, on which date the Company paid COD a purchase price in the amount of $300,200. The Company will acquire inventory, furniture fixtures and equipment, prescription lists, patient profiles and other data, and entered into a non compete agreement with the Seller and its officers, directors and shareholders.

On September 28, 2022, the Company, entered into an Asset Purchase and Sale Agreement (the “APA”) with Jai Chamunda New Hudson LLC, a Michigan limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 56270 Grand River Ave., New Hudson, MI 48165.

After closing, the Company shall engage the Seller for a period of thirty (30) days commencing from the Closing Date. The Company agrees to compensate Seller at the rate of $125 per hour, which payment shall be made on a bi-weekly basis upon Seller submitting an invoice to the Company.

The Jai Chamunda Purchase Agreement closed on October 17, 2022, on which date the Company paid Jai Chamunda the purchase price of $1,452,053. The Company will acquire inventory, furniture fixtures and equipment, prescription lists, patient profiles and other data, and entered into a non compete agreement with the Seller and its officers, directors and shareholders. As of the closing, the Company began its engagement of Jai Chamunda at the rate of $125 per hour.

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

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company believes that it exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as an equity method investment until such time that operational control has been achieved.

Florida Acquisitions

Asset Purchase and Sale Agreement – One

On October 4, 2022, Golden Developing Solutions, Inc., a Nevada corporation (“we”, “us” or the “Company”) entered into an Asset Purchase and Sale Agreement (the “APA One”) with Sai Siva Healthcare, LLC, a Florida limited liability company (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 12753 S.W. 42nd St., Miami, FL 33175.On November 9, 2022, the Company completed the closing of the purchase of the assets from Seller pursuant to the terms of APA One and paid cash of $3,050,000 and an inventory payable of $122,647.

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company does not exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

Asset Purchase and Sale Agreement – Two

On October 4, 2022, the Company entered into a second Asset Purchase and Sale Agreement (the “APA Two”) with Bushnell Pharmacy LLC, a Florida limited liability company (“Seller Two”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 1304 Golden Gate Drive, Southlake, TX 76092. On November 9, 2022, the Company completed the closing of the purchase of the assets from Seller Two pursuant to the terms of APA Two and paid cash of $2,250,000 and an inventory payable of $606,352.

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company does not exerts significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

NOTE 4 – DEBT

Notes Payable

During 2020, the Company entered into a note payable agreement with a vendor related to $75,000 of accounts payable. The note bears interest at 10% per annum and is due on demand. On September 6, 2022, the Company entered into an agreement with the lender to settle the note and accrued interest of $8,486 in exchange for 16,697,260 common shares.

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. In May 2022, the Company repaid the 25,200 to the related party. As of December 31, 2022 and December 31, 2021, the Company owed $6,117 and 31,317, respectively, on this note payable.

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

On January 27, 2022, the Company entered into a settlement agreement with the lender related to the convertible promissory note dated January 14, 2020. Pursuant to the agreement the company issued 2,000,000 shares of common stock for the conversion of $4,000 of principal balance of the note and has agreed to repay the remaining balance of $45,000 in nine equal payments of $5,000, beginning on February 1, 2022. The settlement agreement resulted in the forgiveness of $11,000 in principal on the note. The Company issued an additional 10,000,000 shares to this lender in March 2022 for the conversion of $15,000 of principal. As of December 31, 2022 the Company had repaid the balance in full.

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

During the year ended December 31, 2022, as a result of default provisions, an additional $61,440 of principal was added to the note and recorded as interest expense. In addition, the Company issued 65,000,000 shares for the conversion of $124,688 of principal and accrued interest on the note. Furthermore, the Company agreed to issue 62,000,000 shares pursuant to a settlement agreement for the full settlement of the remaining $123,506 principal and interest. As a result of the settlement, the Company recognized a loss on settlement of $434,494.

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

As of December 31, 2022, the company owed $0 under the promissory note. Unamortized debt discount was $0 as of December 31, 2022, with $46,326 of amortization of debt discount during the year ended December 31, 2022.

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

During the year ended December 31, 2022, as a result of default provisions, an additional $26,039 of principal was added to the note and recorded as interest expense. As of December 31, 2022, the company owed $8,889 under the promissory note. Unamortized debt discount was $0 as of December 31, 2022, with $44,248 of amortization of debt discount during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company issued 8,040,552 shares for the full conversion of $8,041 of principal and accrued interest on the note. In addition, the company issued an additional 2,275,000 shares as an initial equity interest which were valued at 8,872 and recorded as a loss on the settlement of debt.

As of December 31, 2022, the Company owed $0 under the promissory note. Unamortized debt discount was $0 as of December 31, 2022, with $7,500 of amortization of debt discount during the year ended December 31, 2022.

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

During the year ended December 31, 2022, as a result of default provisions, an additional $18,231 of principal was added to the note and recorded as interest expense. As of December 31, 2022, the Company owed $27,778 under the promissory note. Unamortized debt discount was $0 as of December 31, 2022, with $27,778 of amortization of debt discount during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company issued 43,000,000 shares for the full conversion of $81,250 of principal and accrued interest on the note, pursuant to a settlement agreement. Pursuant to the agreement, the Company recorded a loss on settlement of debt of $206,850.

As of December 31, 2022, the company owed $0 under the promissory note. Unamortized debt discount was $0 as of December 31, 2022, with $75,000 of amortization of debt discount during the year ended December 31, 2022.

Merchant Loans

On October 17, 2022, the Company, through its subsidiary, Orchard Trails, entered into a merchant loan with a lender for $1,469,865 and received cash proceeds of $1,425,769, which the Company is a guarantor on the loan. The Company is required to make 44 weekly payments of $46,434 for a total repayment amount of $2,043,112. As of December 31, 2022, the Company has a remaining principal balance of $1,336,359 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,737,500 and received cash proceeds of $1,212,500. The Company is required to make 44 weekly payments, $19,744 for the first six weeks and $42,606 for the remaining 38 weeks for a total repayment amount of $1,737,500. As of December 31, 2022, the Company has a remaining principal balance of $1,203,309 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $2,500,000 and received cash proceeds of $2,425,000. The Company is required to make 6 weekly payments of $39,489 and then 38 weekly payments of $85,212 for a total repayment amount of $3,475,000. As of December 31, 2022, the Company has a remaining principal balance of $2,419,820 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,170,000 and received cash proceeds of $1,132,500. The Company is required to make 6 weekly payments of $18,481 and then 38 weekly payments of $39,879 for a total repayment amount of $1,626,300. As of December 31, 2022, the Company has a remaining principal balance of $1,130,347 remaining on the loan.

The Company intends to hold the all the notes to maturity; therefore, the notes are not carried at fair value.

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

The fair value of the embedded derivatives for the notes were determined using the Black-Scholes option pricing model based on the following assumptions during the fiscal year ending December 31, 2022: (1) dividend yield of 0%, (2) expected volatility ranging from 198% - 284%, (3) risk- free interest rate ranging from 0.43% – 2.93%, (4) expected life 0.5 - .75 year, and (5) estimated fair value of the Company’s common stock ranging from $0.0025 - $0.0049 per share. The instrument was fair valued on the date it became convertible and the period end date of December 31, 2022.

The table below presents the change in the fair value of the derivative liability:

Fair value as of December 31, 2020	$301,467
Fair value on the date of issuance recorded as debt discounts	–
Day 1 loss	37,956
Settlement of derivative upon conversion of notes	(213,099)
Gain on change in fair value of derivatives	93,301
Fair value as of December 31, 2021	219,625
Fair value on the date of issuance recorded as debt discounts	–
Settlement of derivative upon repayment of notes	(52,972)
Settlement of derivative upon conversion of notes	(51,837)
Gain on change in fair value of derivatives	(114,796)
Fair value as of December 31, 2022	$–

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

During the year ended December 31, 2022 the company issued 796,150,000 shares of common stock for cash proceeds of $3,151,032.

During the year ended December 31, 2022 the company issued 104,012,812 shares of common stock for the conversion of $230,874 of principal and interest on convertible notes as discussed in Note 3.

During the year ended December 31, 2022 the company issued 105,000,000 shares of common stock for the conversion of $212,797 of principal and interest on convertible notes as discussed in Note 3.

During the year ended December 31, 2022 the company issued 15,200,000 shares of common stock as compensation for services with a fair value of $37,240.

Stock Warrants

The following table represents the warrant activity for the years ended December 31, 2022 and 2021. All warrants are accounted for as equity instruments.

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	–	$–	$–
Granted	34,814,815	0.006	0.004
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2021	34,814,815	0.006	0.004
Granted	6,250,000	0.004	0.004
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2022	41,064,815	0.006	0.006
Exercisable at December 31, 2022	41,064,815	$0.006	$0.004

Outstanding warrants at December 31, 2022 had an aggregate intrinsic value of $0.

Series A Preferred Stock

During the year ended December 31, 2018, the Company sold 1 share of Series A Preferred Stock in exchange for $232,500. Each share of Series A Preferred Stock has the voting rights of 350,000,000 shares. The Series A Preferred stock has no liquidation preference, and is not entitled to any dividends paid to common stockholders.

Series B Convertible Preferred Stock

On November 8, 2022, the Company designated 320,000 share of Series B Convertible Preferred Stock, par value $0. Each share of Series B Convertible Preferred Stock has the voting rights equal to the number of common shares issuable upon conversion. Each share of Series B Convertible Preferred stock is convertible into 1,000 common shares, has no liquidation preference, and is not entitled to any dividends paid to common stockholders. No shares of Series B Convertible Preferred stock are outstanding as of December 31, 2022.

NOTE 7– INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has incurred net losses in past years and, therefore, has no tax liability.

The Company reported no uncertain tax liability as of December 31, 2022 and expects no significant change to the uncertain tax liability over the next twelve months.

The cumulative net operating loss carryforward is approximately $3,055,000 at December 31, 2022 and will expire beginning in the year 2038.

	December 31, 2022	December 31, 2021

Deferred tax asset	$642,000	$617,000
Valuation allowance	(642,000)	(617,000)

Net deferred tax asset	$–	$–

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

During the year ended December 31, 2019, the Company entered into a real estate lease for office and warehouse space in Colorado. The lease had monthly payments ranging from approximately $19,500 to $23,700 over the lease term of 54 months. The Company has an option to acquire the leased premises at the conclusion of the lease for a purchase price of $3,500,000. Under ASC 842, this lease was determined to be an operating lease, and a right of use asset and lease liability of $928,372 was recognized at commencement of the lease. The Company did not consider the purchase option to be reasonably certain of exercise in its analysis of the lease. The Company paid a security deposit of $58,749 at commencement, along with first and last month’s rent, for a total of $102,000. During the year ended December 31, 2020, the Company was notified by its landlord to vacate the premises and lost the use of the asset. The landlord subleased the property and agreed to accept one year of payments as final settlement of the lease. The Company recognized a loss on settlement of $172,740 related to this lease.

During the year ended December 31, 2020, the Company agreed to settle an existing lease in exchange for a note payable of $15,214, which bears interest at 10% or 22% in the event of default. As of the date of this report, the Company is in default of this note. The Company recognized a loss on settlement of $6,944 related to this agreement.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at December 31, 2022 and 2021:

Lease Position	December 31, 2022	December 31, 2021

Operating lease right-of-use assets	$–	$–
Right of use liability operating lease short term	242,001	242,001
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$242,001	$242,001

The Company recognized operating lease cost of $0 and $0 for the years ended December 31, 2022 and 2021, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

The following table provides the maturities of lease liabilities at December 31, 2022:

Maturity of Lease Liabilities at December 31, 2022	Operating Leases

2022	$242,001
2023	–
2024	–
2025	–
2026	–
2027 and thereafter	–
Total future undiscounted lease payments	242,001
Less: Interest	–
Present value of lease liabilities	$242,001

At December 31, 2022, the Company had no additional leases which had not yet commenced.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2022 and up through April 17, 2023, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

Subsequent to December 31, 2022, the Company exchanged for 320,000,000 shares of Common Stock that were beneficially held by the Company’s CEO for the issuance of 320,000 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2022, the Company was in default of the Merchant Loans disclosed in Note 4. As of December 31, 2022, the Company had an aggregated remaining principal balance of $6,119,835 remaining on the loans that is now due on demand.

