Form 10-Q
period 2023-03-31
Golden Developing Solutions, Inc.
filed 2023-05-23
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 22, 2023
Common Stock, $.0001 par value	1,413,490,663

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,423	$210,257
Accounts receivable, net	535,480	–
Inventory	626,292	–
Other current assets	136,648	–

Total current assets	1,517,843	210,257

Property and equipment, net	25,000	–
Goodwill	3,138,200	–
Investments - cost method	3,117,541	5,625,440
Investments - equity method	–	2,877,628

Total assets	$7,798,584	$8,713,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,146,226	$166,868
Right of use liabilities - operating leases short-term	242,001	242,001
Notes payable - related party	6,117	6,117
Acquisition notes payable - short-term	50,000	50,000
Note payable, net of discount and deferred financing costs	6,114,381	6,135,049
Convertible notes payable, net	72,700	72,700

Total current liabilities	7,631,425	6,672,735

Total liabilities	7,631,425	6,672,735

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value
Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Series B Preferred stock, 320,000 shares authorized 320,000 and no shares issued and outstanding, respectively	32,000	–
Common stock, 2,500,000,000 shares authorized, $0.0001 par value, 1,398,490,633 and 698,127,851 issued and outstanding, respectively	139,849	171,849
Additional paid-in capital	15,631,925	15,631,925
Accumulated deficit	(15,636,615)	(13,763,184)
Total stockholders' equity	167,159	2,040,590

Total liabilities and stockholders' equity	$7,798,584	$8,713,325

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	2023	2022

Revenue	$169,806	$–
Cost of revenue	(150,783)	–

Gross profit	19,023	–

Operating Expenses:
Professional fees	16,397	12,021
General and administrative	199,204	46,209

Total operating expenses	215,601	58,230

Income (Loss) from Operations	(196,578)	(58,230)

Other Income (Expense)
Gain on settlement of liabilities	–	11,000
Derivative gain (loss)	–	124,891
Equity Method income (loss)	(509,603)	–
Interest expense, net	(1,167,250)	(61,609)

Net Income (loss), before tax	(1,873,431)	16,052

Income tax expense	–	–

Net Income (Loss)	$(1,873,431)	$16,052

Net income (loss) from per share - basic	$(0.00)	$0.00
Net income (loss) from per share - dilutive	$(0.00)	$0.00

Weighted average shares outstanding - basic	1,437,601,774	712,407,851
Weighted average shares outstanding - dilutive	1,437,601,774	748,618,073

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2021	1	$–	–	$–	698,127,851	$69,812	$11,295,446	$(12,352,679)	$(987,421)

Common shares issued due to conversion of note	–	–	–	–	12,000,000	1,200	17,800	–	19,000

Common Shares issued for cash proceeds	–	–	–	–	12,500,000	1,250	48,750	–	50,000

Common shares issued for payment of services	–	–	–	–	10,200,000	1,020	18,220	–	19,240

Beneficial conversion feature	–	–	–	–	–	–	7,500	–	7,500

Settlement of derivative liability through note conversion	–	–	–	–	–	–	51,857	–	51,857

Net income	–	–	–	–	–	–	–	16,052	16,052

Balance March 31, 2022	1	$–	–	$–	732,827,851	$73,282	$11,439,573	$(12,336,627)	$(823,772)

Balance, December 31, 2022	1	$–	–	$–	1,718,490,663	$171,849	$15,631,925	$(13,763,184)	$2,040,590

Preferred shares issued in exchange for common, related party	–	–	320,000	32,000	(320,000,000)	(32,000)	–	–	–

Net loss	–	–	–	–	–	–	–	(1,873,431)	(1,873,431)

Balance, March 31, 2023	1	$–	320,000	$32,000	1,398,490,663	$139,849	$15,631,925	$(15,636,615)	$167,159

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,873,431)	$16,052
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	–	19,240
Derivative (gain) loss	–	(124,891)
Amortization of debt discount and deferred financing costs	–	48,715
Gain on settlement of debt	–	(11,000)
Equity method income	509,603	–
Net Changes in:
Accounts receivable	(77,265)	–
Inventory	148,725	–
Other assets	18,313	–
Accounts payable and accrued expenses	979,358	19,424
Net cash used in operating activities	(294,697)	(32,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments - cost method	(159,606)	–
Investments - equity method	484,137	–
Net cash provided by investing activities	324,531	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(20,668)	(35,000)
Proceeds from convertible notes payable	–	7,500
Net proceeds from the sale of common shares	–	50,000
Net cash used in financing activities	(20,668)	22,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,166	(9,960)

CASH AND CASH EQUIVALENTS, beginning of period	210,257	10,735

CASH AND CASH EQUIVALENTS, end of period	$219,423	$775

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Noncash activities
Derecognition of cost method investment related to business combination	$2,667,505	$–
Derecognition of equity method investment related to business combination	$1,883,888	$–
Beneficial conversion feature upon issuance of convertible notes	$–	$7,500
Conversion and settlement of note	$–	$19,000
Settlement of derivative liability on conversion	$–	$51,857

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Golden Developing Solutions, Inc. (the “Company” or “GDS”) was organized as a corporation in Nevada in 1998 as American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has restructured itself in 2022 as a health and wellness holding company and intends to make additional acquisitions in the industry in the near future.

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

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

As of March 31, 2023 and December 31, 2022, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

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

During the three months ended March 31, 2023, the impact of 41,064,815 warrants to purchase common stock and 73,820,240 shares issuable under convertible debt were excluded from the calculation above as their impact would be anti-dilutive. During the three months ended March 31, 2022, the impact of 25,000,000 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive.

Recently Issued Accounting Standards.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had incurred substantial losses from inception to date, the Company had a working capital deficit. These factors gave rise to substantial doubt that the Company would continue as a going concern. As of March 31, 2023, the Company had $219,423 of cash and limited revenues to meets its ongoing operating expenses, and liabilities of $7,631,425 all of which are due within 12 months, and as of March 31, 2023, the Company still had a working capital deficit. Accordingly, the substantial doubt of the Company’s ability to continue as a going concern that existed at December 31, 2022 was not alleviated and is still outstanding at March 31, 2023 and up through the date of this report.

The financial statements for the three months ended March 31, 2023 and 2022 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans or contributions from related parties and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

On March 23, 2023, the Company gained control of the acquiree as the pharmacy license was transferred into the name of the Company, and as such March 23, 2023 was determined to be the acquisition date under ASC 805. The acquisitions under Orchard Trails are being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the Orchard Trails Acquisition was as follows:

Amount
Cash paid to seller	1,750,969
Operations funded by GDS prior to obtaining control	132,919
Total preliminary consideration transferred	$1,883,888

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Accounts receivable	$438,230
Inventory	236,318
Furniture and Fixtures	25,000
Goodwill	1,184,340
Net Assets acquired	$1,883,888

From the period of acquisition of Orchard Trails through March 31, 2023, the Company generated total revenue and net income of $105,064 and $9,869, respectively.

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

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. The Company does not exert significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

Asset Purchase and Sale Agreement – Two

On October 4, 2022, the Company entered into a second Asset Purchase and Sale Agreement (the “APA Two”) with Bushnell Pharmacy LLC, a Florida limited liability company (“Seller Two”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller Two’s pharmacy located at 1304 Golden Gate Drive, Southlake, TX 76092. On November 9, 2022, the Company completed the closing of the purchase of the assets from Seller Two pursuant to the terms of APA Two and paid cash of $2,250,000.

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons.

On March 23, 2023, the Company gained control of the acquiree as the pharmacy license was transferred into the name of the Company, and as such March 23, 2023 was determined to be the acquisition date under ASC 805. The acquisitions under Orchard Trails are being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the Bushnell Acquisition was as follows:

Amount
Cash paid to seller	$2,250,000
Operations funded by GDS prior to obtaining control	126,544
Total preliminary consideration transferred	$2,376,544

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Accounts receivable	$19,985
Amount due from seller	154,961
Inventory	538,699
Goodwill	1,817,860
Net Assets acquires	$2,531,505

From the period of acquisition of Bushnell through March 31, 2023, the Company generated total revenue and net loss of $64,742 and $49,293, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2023 and 2022 as if the Orchard Trails and Bushell acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended March 31,
	2023	2022
Revenue	$1,842,435	$6,465,912
Operating income (loss)	(1,299,237)	294,460
Net income (loss)	(1,302,548)	368,742
Net income (loss) per common share	$(0.00)	$0.00
Weighted Average common shares outstanding	1,437,601,774	712,407,851

NOTE 4 – DEBT

Notes Payable related party

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. In May 2022, the Company repaid the $25,200 to the related party. As of March 31, 2023 and December 31, 2022, the Company owed $6,117 on this note payable.

Convertible Debt

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

During the year ended December 31, 2022, as a result of default provisions, an additional $26,039 of principal was added to the note and recorded as interest expense. As of March 31, 2023, the Company owed $29,367 and $14,389 of principal and interest under the promissory note. Unamortized debt discount was $0 as of March 31, 2023.

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

During the year ended December 31, 2022, as a result of default provisions, an additional $18,231 of principal was added to the note and recorded as interest expense. As of March 31, 2023, the Company owed $43,333 and $8,609 of principal and accrued interest under the promissory note. Unamortized debt discount was $0 as of March 31, 2023.

Merchant Loans

On October 17, 2022, the Company, through its subsidiary, Orchard Trails, entered into a merchant loan with a lender for $1,469,865 and received cash proceeds of $1,425,769, which the Company is a guarantor on the loan. The Company is required to make 44 weekly payments of $46,434 for a total repayment amount of $2,043,112. As of March 31, 2023, the Company has a remaining principal balance of $1,366,359 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,737,500 and received cash proceeds of $1,212,500. The Company is required to make 44 weekly payments, $19,744 for the first six weeks and $42,606 for the remaining 38 weeks for a total repayment amount of $1,737,500. As of March 31, 2023, the Company has a remaining principal balance of $1,203,309 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $2,500,000 and received cash proceeds of $2,425,000. The Company is required to make 6 weekly payments of $39,489 and then 38 weekly payments of $85,212 for a total repayment amount of $3,475,000. As of March 31, 2023, the Company has a remaining principal balance of $2,419,820 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,170,000 and received cash proceeds of $1,132,500. The Company is required to make 6 weekly payments of $18,481 and then 38 weekly payments of $39,879 for a total repayment amount of $1,626,300. As of March 31, 2023, the Company has a remaining principal balance of $1,109,679 remaining on the loan.

The Company intends to hold the all the notes to maturity; therefore, the notes are not carried at fair value.

The Company was in default of the Merchant Loans disclosed above. As of March 31, 2023, the Company had an aggregated remaining principal balance of $6,099,167 and accrued interest of $991,017 remaining on the loans that is due on demand.

NOTE 5 – STOCKHOLDERS EQUITY

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

In November 2022, the Company filed a Certificate of Designate to decrease the number of shares of Common Stock the Company is authorized to issue from 4,000,000,000 to 2,500,000,000 shares.

Stock Warrants

The following table represents the warrant activity for the three months ended March 31, 2023. All warrants are accounted for as equity instruments:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	41,064,815	$0.006	$0.006
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2023	41,064,815	$0.006	$0.006
Exercisable at March 31, 2023	41,064,815	$0.006	$0.006

Outstanding warrants at March 31, 2023 had an aggregate intrinsic value of $0.

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

During the three months ended March 31, 2023, the Company exchanged 320,000,000 shares of Common Stock that were beneficially held by the Company’s CEO for the issuance of 320,000 shares of Series B Convertible Preferred Stock.

NOTE 6 – LEASES

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of March 31, 2023 and up through May 22, 2023, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On May 8, 2023, the Company entered into a consulting agreement with an unrelated third party for services to be performed. In exchange the Company agreed to issue 40,200,000 common shares with 15,000,000 being issued immediately and the remaining to be issued at a rate of 8,400,000 for the next three consecutive quarters.

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

Company Overview

The Company

Golden Developing Solutions, Inc. (the “Company,” “we,” “our,” or “us”) was originally incorporated on December 17, 1998 in the State of Nevada under the name American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company has restructured itself in 2022 as a health and wellness holding company and intends to make additional acquisitions in the industry in the near future

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly owned subsidiary.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue

Revenues amounted to $169,806 and $0, respectively for the three months ended March 31, 2023 and 2022. Revenue in the current period is a result of the Company gaining control of two of the acquired business in the three months ended March 31, 2023.

Cost of Good Sold

Cost of Goods Sold amounted to $150,783 and $0, respectively for the three months ended March 31, 2023 and 2022. Cost of goods sold in the current period is a result of the Company gaining control of the acquired businesses in the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $199,204 and $46,209, respectively for the three months ended March 31, 2023 and 2022, an increase of $152,995 due to increased consulting fees in the current period along with the Company gaining control of the acquired business in the three months ended March 31, 2023.

Professional fees

Professional fees amounted to $16,397 and $12,021, respectively for the three months ended March 31, 2023 and 2022. The increase of $4,376 was due to increased audit and accounting related expenses.

Interest expense

Interest expense was $1,167,250 and $61,609 for the three months ended March 31, 2023, and 2022, respectively.

Other Income/Expense

The Company recognized equity method loss of $509,603 from income generated before control was obtained of the Orchard Trails acquisition during the three months ended March 31, 2023, compared to a gain of $11,000 from extinguishment of liabilities and a derivative gain of $124,891 during the three months ended March 31, 2022.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Net cash used in operating activities	$(294,697)	$(32,460)
Net cash provided by investing activities	$324,531	$–
Net cash used in financing activities	$(20,668)	$22,500

Operating Activities

The cash used in operating activities of $294,697 for the three months ended March 31, 2023 was primarily due to working capital and general and administrative expenses during the period.

Investing Activities

The cash provided by investing activities of $324,531 for the three months ended March 31, 2023 was primarily due to cash returned from its equity method investments prior to obtaining control, and cash investments in the cost method investments related to acquired and to be acquired businesses.

Financing Activities

The cash used in financing activities from continuing operations of $20,668 during the three months ended March 31, 2023 was from payments on notes payable.

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

Going Concern

As of March 31, 2023, the Company had $219,423 of cash and had limited revenue during the three months ended March 31, 2023 to meet its ongoing operating expenses and liabilities of $7,631,425 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2022, and our unaudited financial statements for the three months ended March 31, 2023, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at March 31, 2023, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,214 note payable from lease settlement bearing interest at 18%

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

-	$29,367 convertible note payable accruing interest at a default rate of 24% per year.

-	$43,333 convertible note payable accruing interest at a default rate of 24% per year.

-	Merchant loan with principal balance of $1,366,359

-	Merchant loan with principal balance of $1,203,309

-	Merchant loan with principal balance of $1,109,679

-	Merchant loan with principal balance of $2,419,820

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10-12(g)	3.1	05/01/2019
3.2	Series A Certificate of Designation	10-12(g)	3.2	05/01/2019
3.3	By-laws	10-12(g)	3.3	05/01/2019
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated September 13, 2018	10-12(g)/A	3.4	07/02/2019
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, dated March 6, 2019	10-12(g)/A	3.5	07/02/2019
4.1	Form of 3% Promissory Note issued September 18, 2018, to Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	4.1	05/01/2019
4.2	Form of 3% Promissory Note issued March 8, 2019, to the Owners of Infusionz LLC	10-12(g)	4.2	05/01/2019
10.1	Binding Joint Venture Term Sheet, dated August 15, 2018, between Pura Vida Health LLC and Golden Developing Solutions, Inc.	10-12(g)/A	10.1	07/02/2019
10.2	Asset Purchase Agreement dated September 18, 2018, by and among Golden Developing Solutions, Inc. and Layer Six Media, Inc.	10-12(g)	10.2	05/01/2019
10.3	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc., Tyler Bartholomew, David Lindauer, Bill Anders and Brad Billman	10-12(g)	10.3	05/01/2019
10.4	Asset Purchase Agreement dated March 8, 2019, by and between Golden Developing Solutions, Inc. and Infusionz, LLC	10-12(g)	10.4	05/01/2019
10.5	Form of Employment Agreement entered into with David Lindauer	10-12(g)	10.5	05/01/2019
10.6	Form of Employment Agreement entered into with Tyler Bartholomew	10-12(g)	10.5	05/01/2019
10.7	Settlement Agreement by and between Golden Developing Solutions, Inc. and Pura Vida Vitamins, LLC	10-12/(g)/A	10.7	08/14/2019
21.1	List of Subsidiaries	10-12(g)	21.1	05/01/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14				X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: May 23, 2023	By:	/s/ Stavros Triant
Chief Executive Officer

