Form 10-Q
period 2023-06-30
Golden Developing Solutions, Inc.
filed 2023-10-17
CIK 1736865

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

(623) 826-5206

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2023
Common Stock, $.0001 par value	1,413,490,663

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GOLDEN DEVELOPING SOLUTIONS, INC

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2023	2022
	(unaudited)
Current assets:
Cash and cash equivalents	$323,449	$210,257
Accounts receivable, net	368,489	–
Inventory	688,258	–
Prepaids and other current assets	57,291	–

Total current assets	1,437,487	210,257

Property and equipment, net	23,958	–
Right-of-use asset	140,408	–
Goodwill	3,138,200	–
Investments - cost method	3,181,435	5,625,440
Investments - equity method	–	2,877,628

Total assets	$7,921,488	$8,713,325

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$–	$166,868
Right of use liabilities - operating leases short-term	270,188	242,001
Notes payable - related party	–	6,117
Acquisition notes payable - short-term	–	50,000
Note payable, net of discount and deferred financing costs	–	6,135,049
Convertible notes payable, net	–	72,700
Liabilities subject to compromise	8,813,201	–

Total current liabilities	9,083,390	6,672,735

Right of use liabilities - operating leases, net of current portion	112,560	–

Total liabilities	9,195,950	6,672,735

Commitments and Contingencies	–	–

Stockholders' equity:
Preferred stock, 35,000,000 shares authorized, $0.0001 par value,
Series A Preferred stock, 1 share authorized, 1 issued and outstanding	–	–
Series B Preferred stock, 320,000 shares authorized, 320,000 and 0 issued and outstanding, respectively	32,000	–
Common stock, 4,000,000,000 shares authorized, $0.0001 par value, 1,413,490,663 and 698,127,851 issued and outstanding, respectively	141,349	171,849
Additional paid-in capital	15,658,402	15,631,925
Accumulated deficit	(17,106,213)	(13,763,184)
Total stockholders' equity	(1,274,462)	2,040,590

Total liabilities and stockholders' equity	$7,921,488	$8,713,325

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended, June 30		Six Months Ended, June 30
	2023	2022	2023	2022

Revenue	$881,908	$–	$1,051,714	$–
Cost of revenue	(449,656)	–	(600,439)	–

Gross profit	432,252	–	451,275	–

Operating Expenses:
Professional fees	73,755	112,489	90,152	124,510
General and administrative	446,152	50,656	645,356	96,865

Total operating expenses	519,907	163,145	735,508	221,375

Income (Loss) from Operations	(87,655)	(163,145)	(284,233)	(221,375)

Other Income (Expense)
Other income	15,124	–	15,124	–
Gain on settlement of liabilities	–	–	–	11,000
Derivative gain (loss)	–	23,574	–	148,465
Equity Method income (loss)	–	–	(509,603)	–
Interest expense, net	(1,397,067)	(83,418)	(2,564,317)	(145,027)

Net Income (loss) , before tax	(1,469,598)	(222,989)	(3,343,029)	(206,937)

Income tax expense	–	–	–	–

Net Income (Loss)	$(1,469,598)	$(222,989)	$(3,343,029)	$(206,937)

Net income (loss) from per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) from per share - dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	1,406,567,586	764,605,629	1,421,998,950	738,475,365
Weighted average shares outstanding - dilutive	1,406,567,586	764,605,629	1,421,998,950	738,475,365

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2022	1	$–	–	$–	1,718,490,663	$171,849	$15,631,925	$(13,763,184)	$2,040,590

Preferred shares issued in exchange for common	–	–	320,000	32,000	(320,000,000)	(32,000)	–	–	–

Net income	–	–	–	–	–	–	–	(1,873,431)	(1,873,431)

Balance March 31, 2023	1	–	320,000	32,000	1,398,490,663	139,849	15,631,925	(15,636,615)	167,159

Common shares issued for services	–	–	–	–	15,000,000	1,500	$26,477	–	27,977

Net income	–	–	–	–	–	–	–	(1,469,598)	(1,469,598)

Balance June 30, 2023	1	$–	320,000	32,000	1,413,490,663	141,349	15,658,402	(17,103,213)	(1,274,462)

Balance December 31, 2021	1	$–	–	$–	698,127,851	$69,812	$11,295,446	$(12,352,679)	$(987,421)

Common Shares issued due to conversion of note	–	–	–	–	12,000,000	1,200	17,800	–	19,000

Common shares issued for cash proceeds	–	–	–	–	12,500,000	1,250	48,750	–	50,000

Common shares issued for payment of services	–	–	–	–	10,200,000	1,020	18,220	–	19,240

Beneficial conversion feature	–	–	–	–	–	–	7,500	–	7,500

Settlement of derivative liability through note conversion	–	–	–	–	–	–	51,857	–	51,857

Net income	–	–	–	–	–	–	–	16,052	16,052

Balance March 31, 2022	1	–	–	–	732,827,851	73,282	11,439,573	(12,336,627)	(823,772)

Common shares issued for cash proceeds	–	–	–	–	47,500,000	4,750	185,250	–	190,000

Common shares issued for services	–	–	–	–	5,000,000	500	17,500	–	18,000

Beneficial conversion feature	–	–	–	–	–	–	86,888	–	86,888

Warrants issued for deferred offering costs	–	–	–	–	–	–	10,112	–	10,112

Net loss	–	–	–	–	–	–	–	(222,989)	(222,989)

Balance June 30, 2022	1	$–	320,000	32,000	1,413,490,663	141,349	15,658,402	(12,559,616)	(741,761)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,343,029)	$(206,937)
Adjustments to reconcile net loss from continuing operations to net
Cash used in operating activities:
Stock-based compensation	27,977	37,240
Note payable issued for services	–	75,000
Derivative (gain) loss	–	(148,465)
Depreciation and amortization	7,952	–
Amortization of debt discount and deferred financing costs	–	119,257
Gain on settlement of debt	–	(11,000)
Equity method income	509,603	–
Net Changes in:
Accounts receivable	89,726	–
Inventory	86,759	–
Other assets	97,670	–
Accounts payable and accrued expenses	2,409,253	17,927
Right of use lease liability	(6,571)
Net cash used in operating activities	(120,660)	(116,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments - cost method	(223,500)	–
Investments - equity method	484,137	–
Net cash used in investing activities	260,637	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	(6,117)	(25,200)
Payments on notes payable	(20,668)	(70,000)
Proceeds from convertible notes payable	–	29,500
Net proceeds from the sale of common shares	–	240,000
Net cash provided by financing activities	(26,785)	174,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	113,192	57,322

CASH AND CASH EQUIVALENTS, beginning of period	210,257	10,735

CASH AND CASH EQUIVALENTS, end of period	$323,449	$68,057

Supplemental disclosures:
Cash paid for income taxes	$–	$–
Cash paid for interest	$169,312	$–

Noncash activities
Beneficial conversion feature upon issuance of convertible notes	$–	$94,388
Business combination of cost method investment	$2,667,505	–
Business combination of equity method investment	$1,883,888	–
Conversion and settlement of note	$–	$19,000
Settlement of derivative liability on conversion	$–	$51,857
Common stock and warrants issued for deferred financing costs	$–	$10,112

The accompanying notes are an integral part of these unaudited consolidated financial statements

GOLDEN DEVELOPING SOLUTIONS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Golden Developing Solutions, Inc. (the “Company” or “GDS”) was organized as a corporation in Nevada in 1998 as American Associates Group. In 2007 the name was changed to Clean Hydrogen Producers, Ltd., before being changed in April of 2017 to Golden Developing Solutions, Inc. The Company restructured itself in 2022 as a health and wellness holding company and intends to make additional acquisitions in the industry in the near future.

Basis of Presentation. The accompanying unaudited financial statements of Golden Developing Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary to help ensure that the condensed financial statements are not misleading. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the annual financial statements for the most recent fiscal period have been omitted.

Chapter 11 Proceedings

On June 22, 2023, Golden Developing Solutions, Inc. (the “Debtor”), and its subsidiary Orchard Trails, LLC, each filed a voluntary petition (the “Bankruptcy Petition”) for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”). The Company continues to operate its business and manage its wellness and technology assets as a “debtor-in-possession” under the jurisdiction of the Court, and in accordance with the Bankruptcy Code and orders of the Court. The Company has filed a number of customary “first day” motions seeking Court authorization to support its operations during the court-supervised process. The Company expects that it will soon receive Court approval for these requests.

Effect of the Bankruptcy Proceedings

During the bankruptcy proceedings, the Debtor conducts normal business activities and was authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property intended to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases. Currently there are no restrictions on assets or operations that would affect how balances are recognized, except as described below, and the Company is operating on a cash basis for purposes of its bankruptcy reporting to the court.

Fresh Start Accounting

ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization costs” on our Statement of Operations (“Statement of Operations”) for the three and six months ended June 30, 2023. In addition, prepetition unsecured or undersecured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on our balance sheet as of June 30, 2023. These liabilities are reported at the amounts allowed or expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In accordance with ASC 852, we anticipate we will be required to adopt fresh-start accounting upon our emergence from the Chapter 11 proceedings, becoming a new entity for financial reporting purposes (“successor”). In order to adopt fresh-start accounting, the Company will have to meet the following conditions: (1) holders of existing shares of the predecessor entity immediately before the effective date of the consummation of the Plan of Reorganization (the “Effective Date”) received, collectively, less than 50 percent of the voting shares of the successor entity and (2) the reorganization value of the successor is less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date. As of June 30, 2023, we expect that these conditions will be met.

Financial Statement Classification of Liabilities Subject to Compromise

The Company's financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that are being addressed in the chapter 11 case. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims may remain unimpaired under the Plan and may remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 7 – Commitments and Contingencies for further detail.

The following table summarizes the components of liabilities subject to compromise included on the Company’s balance sheets as of June 30, 2023:

June 30, 2023
Accounts payable and accrued liabilities	$2,576,120
Unsecured notes payable	6,164,381
Convertible notes payable	72,700
Total liabilities subject to compromise	$8,813,201

Reorganization Items

The Debtors expect to incur significant costs associated with the reorganization, principally professional fees. The amount of these costs, which are being expensed as incurred, significantly affect the Company's results of operations. As of June 30, 2023, the Company has not yet incurred any substantial reorganization costs.

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

On April 27, 2018, the Company incorporated Pura Vida Vitamins, LLC as a wholly owned subsidiary. Pura Vida Vitamins, LLC entered into two consulting agreements with individuals that paid each consultant $6,000 per month in cash, additional bonuses depending on certain sales-related milestones, and 20,500,000 shares each for the completion of certain sales-related milestones, of which none were earned by either consultant. On July 1, 2018, the Company reorganized the entity to be a joint venture in which it owns 50 percent, in exchange for the cancelation of these consulting agreements. During the year ended December 31, 2021 the Company wrote off the balances for the non-controlling interest investment due to the dissolution of the joint venture, resulting in a loss of $53,442.

On September 26, 2018, the Company incorporated Tasos Media LLC as a wholly-owned subsidiary , in the state of Colorado.

On December 1, 2021, the Company incorporated Renown Pharmaceuticals LLC as a wholly-owned subsidiary in the state Florida. In July 2022, the domicile was move to Delaware.

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

Fair Value of Financial Instruments

As defined in ASC 820: Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

As of June 30, 2023 and December 31, 2022, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Stock-Based Compensation. The Company applies Topic 718: Share-Based Payments (“Topic 718”), to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50: Equity-Based Payments to Non-Employees (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Earnings (Loss) Per Share. The Company computes net income (loss) per share in accordance with ASC 260: Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

During the six months ended June 30, 2023, the impact of 41,064,815 warrants to purchase common stock and 77,301,240 shares issuable under convertible debt were excluded from the calculation above as their impact would be anti-dilutive. During the six months ended June 30, 2022, the impact of 25,000,000 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive.

Recently Issued Accounting Standards.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.The Company has incurred substantial losses from inception to date, the Company had a working capital deficit, as well as the risks and uncertainties related to (i) the Company’s ability to successfully complete the Chapter 11 Cases, including our ability to sell all, substantially all or some of our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate a Plan, after which we do not expect to conduct ongoing business, (ii) the effects of disruption from the Chapter 11 Cases, including challenges with respect to retaining employees, (iii) the costs of the Chapter 11 Cases and (iv) the costs of defending the Company in substantial litigation and claims, along with the risk of future litigation or claims that we have and may continue to experience, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

Orchard Trails Acquisition

On September 23, 2022, Renown Pharmaceuticals LLC (“Renown”), a wholly owned subsidiary of the Company, formed in the State of Florida, entered into a Purchase Agreement (the “Purchase Agreement”) with COD Management, LLC d/b/a Orchard Trails Pharmacy (“Seller”), pursuant to which the Company will purchase certain assets currently utilized in the operation of the Orchard Trails Pharmacy located at 23133 Orchard Lake Rd. Suite 101, Farmington, MI 48336. The Company shall assume no liabilities of the Seller.

The COD Purchase Agreement closed on October 14, 2022, on which date the Company paid COD a purchase price in the amount of $300,200. The Company will acquire inventory, furniture fixtures and equipment, prescription lists, patient profiles and other data, and entered into a non compete agreement with the Seller and its officers, directors and shareholders.

On September 28, 2022, the Company, entered into an Asset Purchase and Sale Agreement (the “APA”) with Jai Chamunda New Hudson LLC, a Michigan limited liability company (“Seller” or “Aquiree”), pursuant to which the Company will purchase certain assets currently utilized in the operation of Seller’s pharmacy located at 56270 Grand River Ave., New Hudson, MI 48165.

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

On October 17, 2022, the Company entered into an assignment and assumption agreement (the “Assignment and Assumption Agreement Two”) with Orchard, to assign that certain Asset Purchase and Sale Agreement, dated as of September 28, 2022 (the “Jai Chamunda Purchase Agreement”), pursuant to which the Company assigned to Orchard all of the Company’s right, title and interest in the Jai Chamunda Purchase Agreement, such that Orchard shall be the “Buyer” for all purposes of the Jai Chamunda Purchase Agreement. The Company is also party to a Distribution Agreement, dated as of September 28, 2022.

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

The aggregate preliminary fair value of consideration for the Orchard Trails Acquisition was as follows:

Amount
Cash paid to seller	$1,750,969
Operations funded by GDS prior to obtaining control	132,919
Total preliminary consideration transferred	$1,883,888

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Accounts receivable	$438,230
Inventory	236,318
Furniture and Fixtures	25,000
Goodwill	1,184,340
Net Assets acquired	$1,883,888

From the period of acquisition of Orchard Trails through June 30, 2023, the Company generated total revenue and net income of $940,396 and $299,788, respectively.

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

Pursuant to ASC805-10-25-6: The acquirer shall identify the acquisition date, which is the date on which it obtains control of the acquiree. At the time of closing and as of December 31, 2022, the Company had not acquired control of the acquiree as a result of the operational pharmacy license not being transferred for regulatory reasons. As control had not been achieved, the Company is accounting for the acquisition as a business combination achieved in stages. As of June 30, 2023, the Company does not exert significant influence over the investee, as defined in ASC 323-10-15-6 and will therefore account for the acquisition as a cost method investment until such time that operational control has been achieved.

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

The aggregate preliminary fair value of consideration for the Bushnell Acquisition was as follows:

Amount
Cash paid to seller	$2,250,000
Operations funded by GDS prior to obtaining control	126,544
Total preliminary consideration transferred	$2,376,544

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Accounts receivable	$19,985
Amount due from seller	154,961
Inventory	538,699
Goodwill	1,817,860
Net Assets acquired	$2,531,505

From the period of acquisition of Bushnell through June 30, 2023, the Company generated total revenue and net loss of $111,318 and $143,586, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the six months ended June 30, 2023 and 2022 as if the Orchard Trails and Bushell acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Revenue	$881,908	$6,465,912	$2,724,343	$12,931,824
Operating income (loss)	(87,655)	189,545	(1,386,892)	484,004
Net income (loss)	(1,469,598)	129,701	(3,898,263)	498,442
Net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00
Weighted Average common shares outstanding	1,406,567,586	764,605,629	1,421,998,950	738,475,365

NOTE 4 – DEBT

Notes Payable to Related Parties

In May of 2018, the Company issued a $70,025 Note payable to a related party for cash proceeds received. The related party also paid $2,000 of expense on behalf of the Company. The note was unsecured, with no stated interest rate and is due on demand. In February 2021, the CEO of the Company paid $25,200 on behalf of the Company to settle the balance of the line of credit in full. The note was unsecured, with no stated interest rate and is due on demand. In May 2022, the Company repaid the $25,200 to the related party. As of June 30, 2023 and December 31, 2022, the Company owed $0 and $6,117 on this note payable.

Convertible Debt

November 2021 Note:

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

During the year ended December 31, 2022, as a result of default provisions, an additional $26,039 of principal was added to the note and recorded as interest expense. As of June 30, 2023, the Company owed $29,367 and $16,151 of principal and interest under the promissory note. Unamortized debt discount was $0 as of June 30, 2023.

April 2022 Note:

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

In connection with promissory note  , the Company granted a warrant to purchase 6,250,000 shares of common stock at a fixed price of $0.004 for a period of 5 years. If the Company issues or sells common stock or any instrument that is convertible or exercisable into common stock at a price less than the fixed conversion price, the fixed conversion price shall be reset to such lower price. The warrants were valued using the Black-Scholes model with volatility, measurement date Treasury yield curve rate of ten-year bond, closing stock price, convertible period, and conversion price as inputs. The fair value of the warrants was determined to be $18,714, with a relative fair value of $10,112, which was recorded to debt discount.

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

During the year ended December 31, 2022, as a result of default provisions, an additional $18,231 of principal was added to the note and recorded as interest expense. As of June 30, 2023, the Company owed $43,333 and $11,209 of principal and accrued interest under the promissory note. Unamortized debt discount was $0 as of June 30, 2023.

Merchant Loans

On October 17, 2022, the Company, through its subsidiary, Orchard Trails, entered into a merchant loan with a lender for $1,469,865 and received cash proceeds of $1,425,769, which the Company is a guarantor on the loan. The Company is required to make 44 weekly payments of $46,434 for a total repayment amount of $2,043,112. As of June 30, 2023, the Company has a remaining principal balance of $1,366,359 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,737,500 and received cash proceeds of $1,212,500. The Company is required to make 44 weekly payments, $19,744 for the first six weeks and $42,606 for the remaining 38 weeks for a total repayment amount of $1,737,500. As of June 30, 2023, the Company has a remaining principal balance of $1,203,309 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $2,500,000 and received cash proceeds of $2,425,000. The Company is required to make 6 weekly payments of $39,489 and then 38 weekly payments of $85,212 for a total repayment amount of $3,475,000. As of June 30, 2023, the Company has a remaining principal balance of $2,419,820 remaining on the loan.

On November 4, 2022, the Company entered into a merchant loan with a lender for $1,170,000 and received cash proceeds of $1,132,500. The Company is required to make 6 weekly payments of $18,481 and then 38 weekly payments of $39,879 for a total repayment amount of $1,626,300. As of June 30, 2023, the Company has a remaining principal balance of $1,109,679 remaining on the loan.

The Company intends to hold the all the notes to maturity; therefore, the notes are not carried at fair value.

The Company was in default of the Merchant Loans disclosed above. As of June 30, 2023, the Company had an aggregated remaining principal balance of $6,099,167 and accrued interest of $2,386,261 remaining on the loans that are due on demand.

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

On May 8, 2023, the Company entered into a consulting agreement with an unrelated third party for services to be performed. In exchange the Company agreed to issue 40,200,000 common shares valued at $193,200 with 15,000,000 being issued immediately and the remaining to be issued at a rate of 8,400,000 for the next three consecutive quarters. During the six months ended June 30, 2023, the Company recorded stock-based compensation expense of $27,977 related to the fair value of the shares of common stock, with the remaining fair value of the common stock of $165,223 to be recorded over the remaining service period.

Stock Warrants

The following table represents the warrant activity for the six months ended June 30, 2023. All warrants are accounted for as equity instruments:

	Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	41,064,815	$0.006	$0.006
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2023	41,064,815	$0.006	$0.006
Exercisable at June 30,, 2023	41,064,815	$0.006	$0.006

Outstanding warrants at June 30, 2023 had an aggregate intrinsic value of $0.

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

During the six months ended June 30, 2023, the Company exchanged 320,000,000 shares of Common Stock that were beneficially held by the Company’s CEO for the issuance of 320,000 shares of Series B Convertible Preferred Stock.

NOTE 6 – LEASES

The Company has operating leases for its administrative offices and pharmacy locations. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

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

The components of lease expense were as follows:

For the
Six Months Ended
June 30,
2023
Operating lease cost	$20,036
Interest on lease liabilities	3,964
Total net lease cost	$24,000

Supplemental balance sheet information related to leases was as follows:

June 30,
2023
Operating leases:
Operating lease assets	$140,408

Current portion of operating lease liabilities	270,188
Noncurrent operating lease liabilities	112,560
Total operating lease liabilities	$382,748
Weighted average remaining lease term:
Operating leases	1.67 years

Weighted average discount rate:
Operating leases	10%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6,571

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$147,318

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of June 30, 2023:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2023	$262,400
2024	41,400
2025	42,200
2026	43,000
2027	–
Total future undiscounted lease payments	414,468
Less interest	(31,720)
Present value of lease payments	382,748
Less current portion	(270,188)
Long-term operating lease liabilities	$112,560

NOTE 7 – COMMITEMENTS AND CONTINGENCIES

The Company may seek to achieve resolution of these matters with respect to the Company as part of the Chapter 11 Cases and has and may in the future enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, impair our ability to sell certain assets and diminish or eliminate any assets available for any distribution to stockholders in the Chapter 11 Cases.

On June 22, 2023, Golden Developing Solutions, Inc. (the “Debtor”), and its subsidiary Orchard Trails, LLC, each filed a voluntary petition (the“Bankruptcy Petition”) for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”). The Company is waiting for Bankruptcy Court’s approval of its customary motions filed since the petition date. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (v) establish certain procedures to protect any potential value of the Company’s NOLs. The filing of the Chapter 11 Cases resulted in an initial automatic stay of legal proceedings against the Company.

NOTE 8– SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of June 30, 2023 and up through October 16, 2023, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

Chapter 11 Proceedings

On June 22, 2023, Golden Developing Solutions, Inc. (the “Debtor”), and its subsidiary Orchard Trails, LLC, each filed a voluntary petition (the “Bankruptcy Petition”), for reorganization under chapter 11 of the United States Bankruptcy Code, (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”). The Company continues to operate its business and manage its wellness and technology assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the Bankruptcy Code and orders of the Court. The Company has filed a number of customary “first day” motions seeking Court authorization to support its operations during the court-supervised process. The Company expects to receive Court approval for these requests shortly.

Effect of the Bankruptcy Proceedings

During the bankruptcy proceedings, the Debtor conducts normal business activities and was authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases. Currently there are no restrictions on assets or operations that would affect how balances are recognized, except as described below, and the Company is operating on a cash basis for purposes of its bankruptcy reporting to the court.

Adoption of Accounting Standards Codification ("ASC") Topic 852

ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization costs” on our Statement of Operations (“Statement of Operations”) for the three and six months ended June 30, 2023. In addition, prepetition unsecured or undersecured obligations that may be impacted by the bankruptcy reorganization process have been classified as “Liabilities subject to compromise” on our balance sheet as of June 30, 2023. These liabilities are reported at the amounts allowed or expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In accordance with ASC 852, we anticipate we will be required to adopt fresh-start accounting upon our emergence from the Chapter 11 proceedings, becoming a new entity for financial reporting purposes (“successor”). In order to adopt fresh-start accounting, The Company will have to meet the following conditions: (1) holders of existing shares of the predecessor entity immediately before the effective date of the consummation of the Plan of Reorganization (the “Effective Date”) received, collectively, less than 50 percent of the voting shares of the successor entity and (2) the reorganization value of the successor is less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date. As of June 30, 2023, we expect that these conditions will be met.

Financial Statement Classification of Liabilities Subject to Compromise

The Company's financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that are being addressed in the chapter 11 case. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims may remain unimpaired under the Plan and may remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue

Revenues amounted to $881,908 and $0, respectively for the three months ended June 30, 2023 and 2022. Revenue in the current period is a result of the Company gaining control of two of the acquired business in the three months ended March 31, 2023.

Cost of Goods Sold

Cost of Goods Sold amounted to $449,656 and $0, respectively for the three months ended June 30, 2023 and 2022. Cost of goods sold in the current period is a result of the Company gaining control of the acquired businesses in the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $446,152 and $50,656, respectively for the three months ended June 30, 2023 and 2022, an increase of $152,995 due to increased consulting fees in the current period along with the Company gaining control of the acquired business in the three months ended March 31, 2023.

Professional fees

Professional fees amounted to $73,755and $112,489, respectively for the three months ended June 30, 2023 and 2022. The decrease of $34,355 was due to a decrease in audit and accounting related expenses.

Interest expense

Interest expense was $1,397,067 and $83,418 for the three months ended June 30, 2023, and 2022, respectively.

Other Income/Expense

The Company recognized a gain of $15,124 from a tax refund received during the three months ended June 30, 2023, compared to a gain of $23,574 from the change in FV of derivative liabilities during the three months ended June 30, 2023.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue

Revenues amounted to $1,051,714 and $0, respectively for the six months ended June 30, 2023 and 2022. Revenue in the current period is a result of the Company gaining control of two of the acquired business in the six months ended June 30, 2023.

Cost of Goods Sold

Cost of Goods Sold amounted to $600,439 and $0, respectively for the six months ended June 30, 2023 and 2022. Cost of goods sold in the current period is a result of the Company gaining control of the acquired businesses in the six months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $645,356 and $96,865, respectively for the six months ended June 30, 2023 and 2022, an increase of $548,491 due to increased consulting fees in the current period along with the Company gaining control of the acquired business in the six months ended June 30, 2023.

Professional fees

Professional fees amounted to $90,152 and $124,510, respectively for the six months ended June 30, 2023 and 2022. The decrease of $34,358 was due to decreased audit and accounting related expenses.

Interest expense

Interest expense was $2,564,317 and $145,027 for the six months ended June 30, 2023, and 2022, respectively.

Other Income/Expense

The Company recognized equity method loss of $509,603 from income generated before control was obtained of the Orchard Trails acquisition during the six months ended June 30, 2023 along with a gain of $15,124 resulting from a tax refund, compared to a gain of $11,000 from extinguishment of liabilities and a derivative gain of $148,465 during the six months ended June 30, 2022.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2023 and 2022:

	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Net cash used in operating activities	$(120,660)	$(116,978)
Net cash provided by investing activities	$260,637	$–
Net cash used in financing activities	$(26,785)	$174,300

Operating Activities

The cash used in operating activities of $120,660 for the six months ended June 30, 2023 was primarily due to working capital and general and administrative expenses during the period.

Investing Activities

The cash provided by investing activities of $260,637 for the six months ended June 30, 2023 was primarily due to cash returned from its equity method investments prior to obtaining control, and cash investments in the cost method investments related to acquired and to be acquired businesses.

Financing Activities

The cash used in financing activities from continuing operations of $26,785 during the six months ended June 30, 2023 was from payments on notes payable.

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

Going Concern

As of June 30, 2023, the Company had $323,449 of cash and had limited revenue during the six months ended June 30, 2023 to meet its ongoing operating expenses and liabilities of $9,083,390 all of which are due within 12 months.

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2022, and our unaudited financial statements for the six months ended June 30, 2023, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, at June 30, 2023, such disclosure controls and procedures were not effective due to the existing of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting  .

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default of the following debt instruments:

-	$15,214 note payable from lease settlement bearing interest at a rate of 18 % per year.

-	$50,000 note payable accruing interest at a default rate of 15% per year and a default rate of 15%, arising from the sale of the Infusionz Business.

-	$29,367 convertible note payable accruing interest at a default rate of 24% per year.

-	$43,333 convertible note payable accruing interest at a default rate of 24% per year.

-	Merchant loan with principal balance of $1,366,359.

-	Merchant loan with principal balance of $1,203,309.

-	Merchant loan with principal balance of $1,109,679.

-	Merchant loan with principal balance of $2,419,820.

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

GOLDEN DEVELOPING SOLUTIONS, INC.

Date: October 16, 2023	By:	/s/ Stavros Triant
Chief Executive Officer

